Form 10-K
period 2014-11-30
CB Pharma Acquisition Corp.
filed 2015-02-27
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36757

CB PHARMA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

24 New England Executive Park, Suite 105 Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 652-4500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	Nasdaq Capital Market

Warrants, each to purchase one half of one Ordinary Share	Nasdaq Capital Market

Rights, each to receive one tenth of one Ordinary Share	Nasdaq Capital Market

Units, each consisting of one Ordinary Share, one Warrant and one Right	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The Registrant was formed on August 26, 2014 and its fiscal year ended November 30, 2014. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2014.

As of February 27, 2015, there were 5,536,000 Ordinary Shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, this Annual Report of CB Pharma Acquisition Corp. contains only financial statements for the fiscal year ended November 30, 2014.

CB Pharma Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of CB Pharma Acquisition Corp.

We have audited the accompanying balance sheet of CB Pharma Acquisition Corp. (the “Company”) as of November 30, 2014 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 26, 2014 (inception) through November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Pharma Acquisition Corp. as of November 30, 2014, and the results of its operations and its cash flows for the period from August 26, 2014 (inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

February 27, 2015

CB Pharma Acquisition Corp.

Balance Sheet

November 30, 2014

Assets

Current Asset - Cash and cash equivalents	$100,170
Deferred offering costs associated with initial public offering	136,837

Total assets	$237,007

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$20,567
Note payable to related party	200,000
Total current liabilities	220,567

Commitments

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,150,000 shares issued and outstanding(1)	115
Additional paid-in capital	24,885
Accumulated deficit	(8,560)

Total Shareholders' Equity	16,440

Total Liabilities and Shareholders' Equity	$237,007

(1)	This number includes an aggregate of up to 150,000 ordinary shares that were subject to compulsory repurchase if the over-allotment option was not exercised by the underwriters. See note 8.

The accompanying notes are an integral part of these financial statements.

CB Pharma Acquisition Corp.

Statement of Operations

For the Period from August 26, 2014 (Inception) through November 30, 2014

Formation and operating costs	$8,560

Net loss	$(8,560)

Weighted average shares outstanding, basic and diluted(1)	1,000,000

Basic and diluted net loss per ordinary share	$(0.01)

(1)	This number excludes an aggregate of up to 150,000 ordinary shares that were subject to compulsory repurchase if the over-allotment option was not exercised by the underwriters. See note 8.

The accompanying notes are an integral part of these financial statements.

CB Pharma Acquisition Corp.

Statement of Changes in Shareholder’s Equity

For the Period from August 26, 2014 (Inception) through November 30, 2014

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2014	-	$-	$-	$-	$-

Ordinary shares issued to initial shareholders (1)	1,150,000	115	24,885	-	25,000

Net loss	-	-	-	(8,560)	(8,560)

Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440

(1)	This number includes an aggregate of up to 150,000 ordinary shares that were subject to compulsory repurchase if the over-allotment option was not exercised by the underwriters. See note 8.

The accompanying notes are an integral part of these financial statements.

CB Pharma Acquisition Corp.

Statement of Cash Flows

For the Period from August 26, 2014 (Inception) through November 30, 2014

Cash Flows from Operating Activities
Net loss	$(8,560)
Net Cash Used in Operating Activities	(8,560)

Cash Flows from Financing Activities
Proceeds from note payable to related party	200,000
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Payment of deferred offering costs	(116,270)

Net Cash Provided by Financing Activities	108,730

Net increase in cash and cash equivalents	100,170

Cash and cash equivalents - beginning	–

Cash and cash equivalents - ending	$100,170

Supplemental disclosure of noncash financing activities:

The Company incurred $20,567 of deferred offering costs, which were unpaid as of November 30, 2014 and included in accounts payable.

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Plan of Business Operations

CB Pharma Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on August 26, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharma and generic drug industries.

At November 30, 2014, the Company had not yet commenced any operations. All activity relates to the Company’s formation and the initial public offering described below. On December 12, 2014, the Company changed the financial year-end of the Company from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generating gross proceeds of $40,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per unit, of which 265,000 Private Placement Units were sold to Coronado Biosciences, Inc., (“Coronado”), an affiliate of the Company’s executive officers and the holder of a majority of the Company’s ordinary shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EarlyBirdCapital (“EBC”), the representative of the underwriters in the Initial Public Offering, generating total gross proceeds of $2,850,000, which is described in Note 4.

Upon the closing of the Initial Public Offering on December 17, 2014, an amount of $40,900,000 ($10.225 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering, was placed in a trust account (“Trust Account”) and was invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On December 18, 2014, EBC notified the Company of its election to exercise its over-allotment option to the extent of 200,000 additional Units. The issuance of the additional Units closed on December 24, 2014 at $10.00 per unit, generating total gross proceeds of $2,000,000. Following the closing of the over-allotment an additional $1,945,000 of net proceeds was placed in the Trust Account, amounting to $42,845,000 (approximately $10.20 per Unit) held in Trust.

Transaction costs amounted to approximately $1,842,000, inclusive of $1,355,000 of underwriting fees. In addition, $407,000 of cash was available to fund operations and held outside of the Trust Account of which $200,000 was used to reimburse Coronado for its Working Capital Promissory Note, on December 18, 2014, as described in Note 6.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

Coronado has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Coronado may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s initial shareholders (“Initial Shareholders”), officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would not be repaid.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide public shareholders with the opportunity to sell their public shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) will be restricted from seeking conversion rights with respect to 30% or more of the ordinary shares sold in the Initial Public Offering. Accordingly, all shares purchased by a holder in excess of 30% of the shares sold in the Initial Public Offering will not be converted to cash. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Placement Units, and any ordinary shares which were initially issued in connection with the Initial Public Offering, whether acquired in or after the effective date of the Initial Public Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until 18 months from the closing of the Initial Public Offering. If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is forced to liquidate prior to a Business Combination, holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period excluding ordinary shares subject to compulsory repurchase. Weighted average shares was reduced for the effect of an aggregate of 150,000 ordinary shares that are subject to compulsory repurchase if the over-allotment option was not exercised by the underwriters.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2014, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands, the Unites States and Massachusetts are its major tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 26, 2014, the evaluation was performed for the period from August 26, 2014 through November 30, 2014, which will be the only period subject to examination upon the filing of required tax returns. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from August 26, 2014 (inception) through November 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014,and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period from August 26, 2014 (inception) through November 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915. Adoption had no impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. On December 17, 2014, the Company consummated the Initial Public Offering, which is described in the Notes to the Financial Statements.

Note 3 - Initial Public Offering

On December 17, 2014, the Company consummated the Initial Public Offering of 4,000,000 of Units. Each Unit consists of one ordinary share, $.0001 par value per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of the Company’s initial Business Combination and one warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of the Company’s completion of its initial Business Combination or December 12, 2015 (“Warrant”) expiring five years from the completion of the Company’s initial Business Combination. The Units sold at an offering price of $10.00 per Unit, generating gross proceeds of $40,000,000. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Ordinary Shares is at least $24.00 per share for any 20 trading days within a 30- trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration in effect with respect to Ordinary Shares underlying such Warrants commencing five business days prior to the 30-day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

The Company sold to EBC for $100, a unit purchase option to purchase up to a total of 400,000 Units exercisable at $11.00 per unit (or an aggregate exercise price of $4,400,000) commencing on the later of the consummation of a Business Combination and December 12, 2015. The unit purchase option expires on December 12, 2019. The units issuable upon exercise of this option are identical to the Units being offered in the Initial Public Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 440,000 ordinary shares (which include 40,000 Ordinary Shares to be issued for the rights included in the units) and 400,000 Warrants to purchase 200,000 Ordinary Shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $2,920,000 (or $7.30 per unit) using the Black-Scholes option-pricing model.

The fair value of the unit purchase option to be granted to the EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 99.10%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4 - Private Units

Simultaneously with the consummation of the Initial Public Offering on December 17, 2014, the Company consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Simultaneously with the closing of the over-allotment option, the Company also consummated a simultaneous private placement of an additional 1,000 Private Placement Units for $10,000. Of the Private Placement Units, 265,000 were purchased by Coronado, an affiliate of the Company’s executive officers and the holder of a majority of the Company’s ordinary shares prior to the Initial Public Offering, and 21,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered ordinary shares if the prospectus relating to the ordinary shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

Note 5 - Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the receipt of the capital raised. As of November 30, 2014, the Company recorded $136,837 of which $20,567 were unpaid as of the balance sheet date.

In August 2014, the Company issued 1,150,000 ordinary shares (the “insider shares”) to the initial shareholders for an aggregate purchase price of $25,000. The insider shares held by the initial shareholders include an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). The overallotment option was partially exercised as discussed in Note 1 and the remainder was not exercised. As a result, 100,000 insider shares were compulsorily repurchased.

The insider shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering. However, the Initial Shareholders have agreed (A) to vote their insider shares (as well as any public shares acquired in or after this offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired in or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Note Payable

The Company issued a $200,000 principal amount unsecured promissory note to Coronado. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The note was repaid on December 18, 2014.

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Coronado a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either be due and payable no later than the date of the consummation of an initial Business Combination, or, at Coronado’s option, treated as working capital loans and be convertible into additional Private Placement Units.

Note 7 - Commitments

Registration Rights

The Initial Shareholders will be entitled to registration rights with respect to their initial shares and the purchasers of the Private Placement Units will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement dated December 12, 2014. The holders of the majority of the initial shares are entitled to demand the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) are entitled to demand the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2014, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

As of November 30, 2014 there were 1,150,000 ordinary shares outstanding.

Note 9 – Income Taxes

The Company’s net deferred tax assets are as follows:

As of November 30,
2014
Deferred tax assets:
Net operating loss carryovers	$3,338
Total deferred tax assets	3,338
Valuation allowance	(3,338)
Deferred tax asset, net of allowance	$-

The income tax provision (benefit) consists of the following:

As of November 30,
2014
Federal
Current	$-
Deferred	(2,910)
State
Current	-
Deferred	(428)
Change in valuation allowance	(3,338)
Income tax provision (benefit)	$-

As of November 30, 2014, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $8,560 available to offset future taxable income. These NOLs expire beginning in 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended November 30, 2014 the change in valuation allowance was $3,338.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

As of November 30,
2014
Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	(5.0)%
Change in valuation allowance	39.0%
Income tax provision (benefit)	0.0%

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2015.

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald
Chief Executive Officer
(Principal executive officer)

By:	/s/ George C. Avgerinos
George C. Avgerinos
Chief Operating Officer
(Principal financial and accounting officer) and Secretary

POWER OF ATTORNEY

The undersigned directors and officers of CB Pharma Acquisition Corp. hereby constitute and appoint Lindsay A. Rosenwald and Michael Weiss, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lindsay A. Rosenwald	Co-Chairman of the Board and Chief	February 27, 2015
Lindsay A. Rosenwald	Executive Officer (Principal Executive Officer)

/s/ Michael Weiss
Michael Weiss	Co-Chairman of the Board	February 27, 2015

/s/ George C. Avgerinos	Chief Operating Officer (Principal	February 27, 2015
George C. Avgerinos	Financial and Accounting Officer)

/s/ Adam J. Chill	Director	February 27, 2015
Adam J. Chill

/s/ Arthur A. Kornbluth	Director	February 27, 2015
Arthur A. Kornbluth

/s/ Neil Herskowitz	Director	February 27, 2015
Neil Herskowitz