Form 10-Q
period 2015-02-28
CB Pharma Acquisition Corp.
filed 2015-04-14
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 2015

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36757

CB PHARMA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	6770	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

24 New England Executive Park, Suite 105

Burlington, MA 01803

(781) 652-4500

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No ☐

As of April 10, 2015, 5,536,000 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

CB PHARMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

 CB Pharma Acquisition Corp.

Condensed Balance Sheets

	As of
	February 28, 2015	November 30, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,002	$100,170
Prepaid expenses and other assets	99,653	-
Total current assets	159,655	100,170

Cash and cash equivalents held in Trust Account	42,860,209	-
Deferred offering costs associated with initial public offering	-	136,837
Total assets	$43,019,864	$237,007

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$36,375	$20,567
Note payable to related party	32,715	200,000
Total current liabilities	69,090	220,567

Commitments
Ordinary shares subject to possible redemption 3,720,230 and 0 shares at conversion value at February 28, 2015 and November 30, 2014	37,950,773	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at February 28, 2015 and November 30, 2014	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,815,770 and 1,150,000 shares issued and outstanding at February 28, 2015 and November 30, 2014 (excluding 3,720,230 shares subject to redemption)	182	115
Additional paid-in capital	5,089,439	24,885
Accumulated deficit	(89,620)	(8,560)
Total Shareholders' Equity	5,000,001	16,440
Total Liabilities and Shareholders' Equity	$43,019,864	$237,007

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Operations

For The Three Months Ended February 28, 2015

(Unaudited)

Three Months Ended
February 28, 2015
Formation and operating costs	$71,269
Operating cost - related parties	25,000
Loss from operations	(96,269)

Interest income	15,209

Net loss	$(81,060)

Basic and diluted net loss per ordinary share	$(0.05)

Weighted average shares outstanding, basic and diluted (1)	1,666,159

(1) For the three months ended February 28, 2015, weighted average shares outstanding excludes 3,720,230 shares subject to possible redemption

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Change in Shareholders’ Equity

For The Three Months Ended February 28, 2015

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440
Sale of units, net of underwriters' discounts and offering cost	4,200,000	420	40,154,874	-	40,155,294
Sale of units to Coronado Biosciences and EarlyBirdCapital	286,000	29	2,859,971	-	2,860,000
Sale of unit purchase option	-	-	100	-	100
Compulsory repurchase of ordinary shares	(100,000)	(10)	10	-	-
Ordinary shares subject to possible redemption	(3,720,230)	(372)	(37,950,401)	-	(37,950,773)
Net loss	-	-	-	(81,060)	(81,060)
Balance - February 28, 2015	1,815,770	$182	$5,089,439	$(89,620)	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Cash Flows

For The Three Months Ended February 28, 2015

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(81,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in restricted cash and cash equivalents held in trust	(15,209)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99,653)
Accounts payable and accrued expenses	15,808
Net Cash Used in Operating Activities	(180,114)

Cash Flows from Investing Activities
Principal deposited in trust account	(42,845,000)
Net cash used in investing activities	(42,845,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	(200,502)
Proceeds from note payable to related party	33,217
Proceeds from underwriters unit purchase option	100
Proceeds from initial public offering, net of costs	40,292,131
Proceeds from private placement	2,860,000
Net Cash Provided by Financing Activities	42,984,946

Net increase in cash and cash equivalents	(40,168)

Cash and cash equivalents - beginning	100,170

Cash and cash equivalents - ending	$60,002

Supplemental disclosure of noncash investing and financing activities:
Ordinary shares subject to possible redemption	$37,950,773
Reclassification of deferred offering cost to additional paid-in capital	$136,837

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

February 28, 2015

(Unaudited)

Note 1 - Organization, Plan of Business Operations

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

All activity through February 28, 2015 relates to the Company’s formation, the initial public offering described below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 17, 2014, generating gross proceeds of $40,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per unit, of which 265,000 Private Placement Units were sold to Coronado Biosciences, Inc., (“Coronado”), an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EarlyBirdCapital (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $2,850,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 17, 2014, an amount of $40,900,000 ($10.225 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering was placed in a Trust Account (“Trust Account”) and will be invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

On December 24, 2014, the Company also consummated a simultaneous private placement of an additional 1,000 Private Placement Units at a price of $10.00 per unit to EBC, generating gross proceeds of $10,000.

Transaction costs amounted to approximately $1,844,000, inclusive of $1,365,000 of underwriting fees. In addition, $407,000 of cash was available to fund operations and held outside of the Trust Account of which $200,000 was used to reimburse Coronado for its Working Capital Promissory Note, on December 18, 2014, as described in Note 5.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

Coronado has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Coronado may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s initial shareholders (“Initial Shareholders”), officers and directors or their affiliates (including Coronado) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would not be repaid. At February 28, 2015, proceeds not held in Trust approximated $60,002.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide public shareholders with the opportunity to sell their public shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding Ordinary Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the Ordinary Shares sold in the Initial Public Offering. Accordingly, all shares purchased by a holder in excess of 30% of the shares sold in the Initial Public Offering will not be converted to cash. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the 1,050,000 Ordinary Shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

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

 On January 5, 2015, the Company was informed by EBC, that the holders of the Company’s units will be able to separately trade on NASDAQ the Ordinary Shares, rights and redeemable warrants included in such units commencing on January 7, 2015.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending November 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from August 26, 2014 through November 30, 2014, filed with Securities and Exchange Commission on February 27, 2015.

Emerging Growth Company

Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (“Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 28, 2015, cash and cash equivalents held in the Trust Account consisted of $42,859,285 in United States Treasury Bills with an original maturity of three months or less and $924 in cash. At February 28, 2015, there was $15,209 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares subject to possible redemption

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 28, 2015, 3,720,230 Ordinary Shares subject to possible redemption in the amount of $37,950,773 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,844,706 (including $1,365,000 in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 28, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. 3,720,230 Ordinary Shares subject to possible redemption at February 28, 2015, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 26, 2014, the evaluation was performed for the 2014 tax year, which will be the only period subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of February 28, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis . ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Company beginning on January 1, 2016, however, early adoption is permitted. The Company is currently assessing the potential impact that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Note 3 - Initial Public Offering

In December 2014, the Company consummated the Initial Public Offering of 4,200,000 of its units (“Units”). Each Unit consists of one ordinary share, $.0001 par value per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of the Company’s initial Business Combination and one warrant entitling the holder to purchase one-half of one Ordinary Share (“Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $42,000,000. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full ordinary share commencing on the later of the Company’s completion of its initial Business Combination or December 12, 2015, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Ordinary Shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the Ordinary Shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Coronado, an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Company consummated the sale of an additional 1,000 Private Placement Units to EBC upon consummation of the over-allotment option, generating total proceeds of $10,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered Ordinary Shares if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

Note 5 - Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being compulsory repurchased on January 5, 2015.

The Initial Shares are identical to the Ordinary Shares included in the Units sold in the Initial Public Offering. However, the Initial Shareholders have agreed (A) to vote their Initial Shares (as well as any shares acquired after the Initial Public Offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any Initial Shares (as well as any other shares acquired after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Initial Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Initial Shares (except to certain permitted transferees) until (1) with respect to 50% of the Initial Shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial Business Combination and (2) with respect to the remaining 50% of the Initial Shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

Promissory Notes

The Company issued a $200,000 principal amount unsecured promissory note to Coronado. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. The Company repaid this note on December 18, 2014 from the proceeds received upon closing of the Initial Public Offering

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Coronado a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Coronado’s option, treated as working capital loans and will be convertible into additional Private Placement Units. During the three months ended February 28, 2015, Notes Payable to Coronado were $32,715; of which $25,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Coronado. Additionally, invoices totaling $502 which are no longer included in this balance were paid back by the Company in December 2014.

Note 6 - Commitments and Contingencies

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Purchase Option

The Company sold to EBC, for $100, a unit purchase option to purchase up to a total of 400,000 units exercisable at $11.00 per unit (or an aggregate exercise price of $4,400,000) commencing on the later of the consummation of a Business Combination and December 12, 2015. The unit purchase option expires on December 12, 2019. The units issuable upon exercise of this option are identical to the Units being offered in the Initial Public Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 440,000 Ordinary Shares (which include 40,000 Ordinary Shares to be issued for the rights included in the units) and 400,000 Warrants to purchase 200,000 Ordinary Shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $2,920,000 (or $7.30 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 99.10%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying Ordinary Shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Registration Rights

The Initial Shareholders will be entitled to registration rights with respect to their initial shares and the purchasers of the Private Placement Units will be entitled to registration rights with respect to the Private Placement Units (and underlying securities), pursuant to an agreement dated December 12, 2014. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 28, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

In connection with the organization of the Company, on August 26, 2014, 1,150,000 Ordinary Shares were sold to the Initial Shareholders at a price of approximately $0.01 per share for an aggregate of $25,000. This number included an aggregate of up to 150,000 shares that were subject to compulsory repurchase if the over-allotment option is not exercised by the underwriters. On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units of the Company at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being compulsory repurchased on January 5, 2015. All of the Initial Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the Initial shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial Business Combination and (2) with respect to the remaining 50% of the Initial Shares, one year after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

In connection with the Initial Public Offering, 4,000,000 Ordinary Shares, included in the Units, were sold at a price of $10.00 per unit for an aggregate of $40,000,000. An additional 286,000 Ordinary Shares included in the Private Placement Units were sold at a price of $10.00 per Unit for an aggregate of $2,860,000 related to the Private Placement.

Note 8 - Subsequent Events

Unregistered Sales of Equity Securities

On March 19, 2015, the Company issued a $100,000 convertible promissory note to Coronado to evidence a loan made by Coronado to the Company. The loan is unsecured, non-interest bearing and is payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar Business Combination, with a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in its initial public offering except that the warrants included in such units will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the holder converts the entire principal balance of the convertible promissory note, it would receive 10,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account.

Item 2. Management’s Discussion and Analysis.

References in this report to “we,” “us” or the “Company” refer to CB Pharma Acquisition Corp. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to CB Pharma Acquisition Corp, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharma and generic drug industries

We presently have no revenue; our operating costs of $96,269 for the three months ended February 28, 2015 consist primarily of professional fees related to public company compliance.

For the three months ended February 28, 2015, interest income on Cash held in Trust was $15,209.

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial Business Combination or December 12, 2015. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Coronado Biosciences, Inc.(“Coronado”), an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters of the Initial Public Offering (“EBC”).

Following the closing of the Initial Public Offering on December 17, 2014, an amount of $40,900,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering was placed in a Trust Account (“Trust Account”) and was  invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

On December 24, 2014, we consummated the closing of the sale of 200,000 Units which were sold pursuant to the underwriters’ over-allotment option. We also consummated a simultaneous private placement of an additional 1,000 Private Placement Units to EBC.

Following the closing of the over-allotment an additional $1,945,000 of net proceeds was placed in the Trust Account, amounting to $42,845,000 (approximately $10.20 per Unit) held in Trust Account.

Fees relating to the Initial Public Offering approximated $1,844,706 and were charged to additional paid in capital.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at February 28, 2015, the Ordinary Shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Offering on December 17, 2014 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2015, we had net losses of $81,060, which consisted of operating expenses of $96,269 offset by interest income from our Trust Account of $15,209. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of February 28, 2015, we had cash of $60,002.

Through February 28, 2015, our liquidity needs were satisfied through net receipt of $43,015,294 from the sale of units and $15,209 of interest earned on the Trust Account.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, upon consummation of our initial Business Combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Coronado may provide loans to us of up to $500,000 to fund working capital in the ordinary course, of which $100,000 was loaned to us in March 2015. This loan and any other additional loans provided by Coronado will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that our uses of cash for the next twelve months will be approximately:

•	$37,000 to pay accounts payable existing at February 28, 2015

•	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination;
13

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended February 28, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial Business Combination or December 31, 2015. Simultaneous with the consummation of the Initial Public Offering, we consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Coronado Biosciences, Inc., an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, Inc., the representative of the underwriters of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 17, 2014, an amount of $40,900,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering was placed in the Trust Account and will be invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

On December 24, 2014, we consummated the closing of the sale of 200,000 Units which were sold pursuant to the underwriters’ over-allotment option. We also consummated a simultaneous private placement of an additional 1,000 Private Placement Units to EBC.

Following the closing of the over-allotment an additional $1,945,000 of net proceeds was placed in the Trust Account, amounting to $42,845,000 (approximately $10.20 per Unit) held in Trust Account.

Fees relating to the Initial Public Offering approximated $1,844,706 and were charged to additional paid in capital.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 14, 2015

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Name: Lindsay A. Rosenwald
Title: Chief Executive Officer

