Form 10-Q
period 2015-05-31
CB Pharma Acquisition Corp.
filed 2015-07-15
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No ☐

As of July 14, 2015, 5,536,000 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

CB PHARMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

 CB Pharma Acquisition Corp.

Condensed Balance Sheets

	As of
	May 31, 2015	November 30, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$79,186	$100,170
Prepaid expenses and other assets	94,414	-
Total current assets	173,600	100,170

Cash and marketable securities held in Trust Account	42,864,495	-
Deferred offering costs associated with initial public offering	-	136,837
Total assets	$43,038,095	$237,007

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$-	$20,567
Accounts payable - related party	62,715	-
Note payable to related party	100,000	200,000
Total current liabilities	162,715	220,567

Commitments
Ordinary shares subject to possible conversion 3,711,162 and 0 shares at conversion value at May 31, 2015 and November 30, 2014	37,875,379	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at May 31, 2015 and November 30, 2014	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,824,838 and 1,150,000 shares issued and outstanding at May 31, 2015 and November 30, 2014 (excluding 3,711,162 shares subject to redemption at May 31, 2015)	182	115
Additional paid-in capital	5,164,833	24,885
Accumulated deficit	(165,014)	(8,560)
Total Shareholders' Equity	5,000,001	16,440
Total Liabilities and Shareholders' Equity	$43,038,095	$237,007

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	May 31, 2015	May 31, 2015
Formation and operating costs	$49,680	$120,949
Operating cost - related parties	30,000	55,000
Loss from operations	(79,680)	(175,949)

Interest income	4,286	19,495

Net loss	$(75,394)	$(156,454)

Basic and diluted net loss per ordinary share	$(0.04)	$(0.09)

Weighted average shares outstanding, basic and diluted (1)	1,816,066	1,741,936

(1) For the three and six months ended May 31, 2015, weighted average shares outstanding excludes 3,711,162 shares subject to possible redemption

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Equity

For The Six Months Ended May 31, 2015

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440
Sale of units, net of underwriters' discounts and offering cost	4,200,000	420	40,154,874	-	40,155,294
Sale of units to Coronado Biosciences and EarlyBirdCapital	286,000	29	2,859,971	-	2,860,000
Sale of unit purchase option	-	-	100	-	100
Compulsory repurchase of ordinary shares	(100,000)	(10)	10	-	-
Ordinary shares subject to possible redemption	(3,711,162)	(372)	(37,875,007)	-	(37,875,379)
Net loss	-	-	-	(156,454)	(156,454)
Balance - May 31, 2015	1,824,838	$182	$5,164,833	$(165,014)	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Cash Flows

For The Six Months Ended May 31, 2015

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(156,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in restricted cash and cash equivalents held in trust	(19,495)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(94,414)
Accounts payable and accrued expenses	(20,567)
Accounts payable - related party	62,715
Net Cash Used in Operating Activities	(228,215)

Cash Flows from Investing Activities
Principal deposited in trust account	(42,845,000)
Net cash used in investing activities	(42,845,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	(200,000)
Proceeds from note payable to related party	100,000
Proceeds from underwriters unit purchase option	100
Proceeds from initial public offering, net of costs	40,292,131
Proceeds from private placement	2,860,000
Net Cash Provided by Financing Activities	43,052,231

Net decrease in cash and cash equivalents	(20,984)

Cash and cash equivalents - beginning	100,170

Cash and cash equivalents - ending	$79,186

Supplemental disclosure of noncash investing and financing activities:
Ordinary shares subject to possible redemption	$37,875,379
Reclassification of deferred offering cost to additional paid-in capital	$136,837
Compulsory repurchase of ordinary shares	$10

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

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

All activity through May 31, 2015 relates to the Company’s formation, the initial public offering described below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 17, 2014, generating gross proceeds of $40,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per unit, of which 265,000 Private Placement Units were sold to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EarlyBirdCapital (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $2,850,000, which is described in Note 4.

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

On December 18, 2014, EBC notified the Company of its election to exercise its over-allotment option to the extent of 200,000 additional Units. The issuance of the additional Units closed on December 24, 2014 at $10.00 per unit, generating total gross proceeds of $2,000,000. Following the closing of the over-allotment an additional $1,945,000 of net proceeds was placed in the Trust Account, resulting in an aggregate of $42,845,000 (approximately $10.20 per Unit) held in Trust.

On December 24, 2014, the Company also consummated a simultaneous private placement of an additional 1,000 Private Placement Units at a price of $10.00 per unit to EBC, generating gross proceeds of $10,000.

Transaction costs amounted to approximately $1,844,000, inclusive of $1,365,000 of underwriting fees. In addition, $407,000 of cash was available to fund operations and held outside of the Trust Account of which $200,000 was used to reimburse Fortress for its Working Capital Promissory Note, on December 18, 2014, as described in Note 5.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

Fortress has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Fortress may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would not be repaid. At May 31, 2015, proceeds not held in Trust were approximated $79,200, which excludes interest income of approximately $19,500 from our investments in Trust.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending November 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from August 26, 2014 through November 30, 2014, filed with Securities and Exchange Commission on February 27, 2015.

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

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2015, cash and cash equivalents held in the Trust Account consisted of $42,863,571 in United States Treasury Bills and $924 in cash. At May 31, 2015, there was $19,495 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares subject to possible redemption

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2015, 3,711,162 Ordinary Shares subject to possible redemption in the amount of $37,875,379 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,844,706 (including $1,365,000 in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At May 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. 3,711,162 Ordinary Shares subject to possible redemption at May 31, 2015, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of May 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Company beginning on January 1, 2016, however, early adoption is permitted. The Company is currently assessing the potential impact that this guidance will have on its consolidated financial statements.

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

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

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

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress, an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Company consummated the sale of an additional 1,000 Private Placement Units to EBC upon consummation of the over-allotment option, generating total proceeds of $10,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered Ordinary Shares if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

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

Promissory Notes

The Company issued a $200,000 principal amount unsecured promissory note to Fortress. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. The Company repaid this note on December 18, 2014 from the proceeds received upon closing of the Initial Public Offering

On March 19, 2015, the Company issued a $100,000 convertible promissory note to Fortress to evidence a loan made by Fortress to the Company. The loan is unsecured, non-interest bearing and is payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in its Initial Public Offering except that the warrants included in such units will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the holder converts the entire principal balance of the convertible promissory note, it would receive 10,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Fortress’s option, treated as working capital loans and will be convertible into additional Private Placement Units. During the six months ended May 31, 2015, accounts payable to Fortress were $62,715; of which $55,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Fortress. Additionally, invoices totaling $502 which are no longer included in this balance were repaid to Fortress by the Company in December 2014.

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

Registration Rights

The Initial Shareholders are entitled to registration rights with respect to their initial shares and the purchasers of the Private Placement Units will are entitled to registration rights with respect to the Private Placement Units (and underlying securities), pursuant to an agreement dated December 12, 2014. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Note 7 – Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of May 31, 2015, there are no preferred shares issued or outstanding.

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

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharma and generic drug industries

We presently have no revenue; our operating costs of $79,680 and $175,949 for the three and six months ended May 31, 2015, respectively, consist primarily of professional fees related to public company compliance.

For the three and six months ended May 31, 2015, interest income on cash and marketable securities held in trust was $4,286 and $19,495, respectively.

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial Business Combination or December 12, 2015. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters of the Initial Public Offering (“EBC”).

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

Costs relating to the Initial Public Offering were approximated $1,844,706 and were charged to additional paid in capital.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at May 31, 2015, the Ordinary Shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the three months ended May 31, 2015, we had net losses of $75,394, which consisted of operating expenses of $79,680 offset by interest income from our Trust Account of $4,286.

For the six months ended May 31, 2015, we had net losses of $156,454, which consisted of operating expenses of $175,949 offset by interest income from our Trust Account of $19,495.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of May 31, 2015, we had cash of $79,186.

Through May 31, 2015, our liquidity needs were satisfied through receipt of approximately $407,000 from the sale of units of which $200,000 was used to repay of working capital loan with Fortress in December 2014, $19,495 of interest earned on the Trust Account and a loan by Fortress of $100,000. In addition to the loan by Fortress of $100,000, Fortress paid for professional services provided to us for $7,715 and have deferred payment of their administrative service fee of $55,000 through May 31, 2015, until a successful business combination is achieved.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, upon consummation of our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

May 31, 2015

(Unaudited)

Fortress may, but is not required to, provide loans to us for our working capital needs. To this end, Fortress loaned to us $100,000 in March 2015. The loans provided by Fortress will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that our uses of cash for the next twelve months will be approximately:

•	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination;

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended May 31, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial Business Combination or December 31, 2015. Simultaneous with the consummation of the Initial Public Offering, we consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc., an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, Inc., the representative of the underwriters of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 17, 2014, an amount of $40,900,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering was placed in the Trust Account and was invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

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

Costs relating to the Initial Public Offering approximated $1,844,706 and were charged to additional paid in capital.

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

Dated: July 15, 2015

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Name: Lindsay A. Rosenwald
Title: Chief Executive Officer

