Form 10-Q
period 2015-08-31
CB Pharma Acquisition Corp.
filed 2015-10-14
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 14, 2015, 5,536,000 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

CB PHARMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

 CB Pharma Acquisition Corp.

Condensed Balance Sheets

	As of
	August 31, 2015	November 30, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,656	$100,170
Prepaid expenses and other assets	65,871	—
Total current assets	103,527	100,170

Cash and marketable securities held in Trust Account	42,868,699	—
Deferred offering costs associated with initial public offering	—	136,837
Total assets	$42,972,226	$237,007

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$28,069	$20,567
Accounts payable - related party	92,715	—
Note payable to related party	100,000	200,000
Total current liabilities	220,784	220,567

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 3,698,656 and -0- shares at conversion value at August 31, 2015 and November 30, 2014	37,751,440	—

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at August 31, 2015 and November 30, 2014	—	—
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,837,344 and 1,150,000 shares issued and outstanding at August 31, 2015 and November 30, 2014 (excluding 3,698,656 shares subject to conversion at August 31, 2015 )	184	115
Additional paid-in capital	5,288,770	24,885
Accumulated deficit	(288,952)	(8,560)
Total Shareholders’ Equity	5,000,002	16,440
Total Liabilities and Shareholders’ Equity	$42,972,226	$237,007

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Nine Months Ended
	August 31, 2015	August 31, 2015
Formation and operating costs	$98,142	$219,091
Operating cost - related parties	30,000	85,000
Loss from operations	(128,142)	(304,091)

Interest income	4,204	23,699

Net loss	$(123,938)	$(280,392)

Basic and diluted net loss per ordinary share	$(0.07)	$(0.16)

Weighted average shares outstanding, basic and diluted (1)	1,824,974	1,769,817

(1) For the three and nine months ended August 31, 2015, weighted average shares outstanding excludes 3,698,656 shares subject to possible conversion

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Equity

For The Nine Months Ended August 31, 2015

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440
Sale of units, net of underwriters’ discounts and offering cost	4,200,000	420	40,154,874	—	40,155,294
Sale of units to Fortress and EarlyBirdCapital	286,000	29	2,859,971	—	2,860,000
Sale of unit purchase option	—	—	100	—	100
Compulsory repurchase of ordinary shares	(100,000)	(10)	10	—	—
Ordinary shares subject to possible conversion	(3,698,656)	(370)	(37,751,070)	—	(37,751,440)
Net loss	—	—	—	(280,392)	(280,392)
Balance - August 31, 2015	1,837,344	$184	$5,288,770	$(288,952)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Cash Flows

For The Nine Months Ended August 31, 2015

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(280,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in restricted cash and cash equivalents held in trust	(23,699)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(65,871)
Accounts payable and accrued expenses	7,502
Accounts payable - related party	92,715
Net cash used in operating activities	(269,745)

Cash Flows from Investing Activities
Principal deposited in trust account	(42,845,000)
Net cash used in investing activities	(42,845,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	(200,000)
Proceeds from note payable to related party	100,000
Proceeds from underwriters unit purchase option	100
Proceeds from initial public offering, net of costs	40,292,131
Proceeds from private placement	2,860,000
Net cash provided by financing activities	43,052,231

Net decrease in cash and cash equivalents	(62,514)

Cash and cash equivalents - beginning	100,170

Cash and cash equivalents - ending	$37,656

Supplemental disclosure of noncash investing and financing activities:
Value of ordinary shares subject to possible conversion	$37,751,440
Reclassification of deferred offering cost to additional paid-in capital	$136,837

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

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

All activity through August 31, 2015 relates to the Company’s formation, the initial public offering described below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 17, 2014, generating gross proceeds of $40,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per unit, of which 265,000 Private Placement Units were sold to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $2,850,000, which is described in Note 4.

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

Transaction costs amounted to approximately $1,844,000, inclusive of $1,365,000 of underwriting fees. In addition, $407,000 of cash was available to fund operations and held outside of the Trust Account of which $200,000 was used to reimburse Fortress for its unsecured promissory note on December 18, 2014, as described in Note 5.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

Fortress has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Fortress may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would not be repaid. At August 31, 2015, proceeds not held in Trust were approximately $38,000, which excludes interest income of approximately $24,000 from the Company’s investments in Trust.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending November 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from August 26, 2014 through November 30, 2014, filed with Securities and Exchange Commission on February 27, 2015.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

The Company had minimal activity for the period from August 26, 2014 (inception) through August 31, 2014. Accordingly, the condensed statements of operations and condensed statements of cash flow for the comparative period from August 26, 2014 (inception) through August 31, 2014 are not presented.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2015, cash and cash equivalents held in the Trust Account consisted of $42,868,426 in United States Treasury Bills and $273 in cash. At August 31, 2015, there was approximately $24,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2015, 3,698,656 Ordinary Shares subject to possible conversion with a conversion value of $37,751,440 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,844,706 (including $1,365,000 in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,698,656 Ordinary Shares subject to possible redemption at August 31, 2015, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of August 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

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

Note 3 - Initial Public Offering

In December 2014, the Company consummated the Initial Public Offering of 4,200,000 of its units (“Units”). Each Unit consists of one ordinary share, $.0001 par value per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of the Company’s initial Business Combination and one warrant entitling the holder to purchase one-half of one Ordinary Share (“Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $42,000,000. Each Warrant entitles the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full Ordinary Share commencing on the later of the Company’s completion of its initial Business Combination or December 12, 2015, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants in whole and not in part, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Ordinary Shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the Ordinary Shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

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

August 31, 2015

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

Promissory Notes

The Company issued a $200,000 principal amount unsecured promissory note to Fortress. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. The Company repaid this note on December 18, 2014 from the proceeds received upon closing of the Initial Public Offering

On March 19, 2015, the Company issued a $100,000 convertible promissory note to Fortress to evidence a loan made by Fortress to the Company. The loan is unsecured, non-interest bearing and is payable at the consummation by the Company of a merger, share exchange, asset acquisition, or other similar Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in the Private Placement. If the holder converts the entire principal balance of the convertible promissory note, it would receive 10,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Fortress’s option, treated as working capital loans and will be convertible into additional Private Placement Units. As of August 31, 2015, accounts payable to Fortress was $92,715; of which $85,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Fortress. Additionally, invoices totaling $502 which are no longer included in this balance were repaid to Fortress by the Company in December 2014.

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

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

August 31, 2015

(Unaudited)

Registration Rights

The Initial Shareholders are entitled to registration rights with respect to their initial shares and the purchasers of the Private Placement Units are entitled to registration rights with respect to the Private Placement Units (and underlying securities), pursuant to an agreement dated December 12, 2014. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 – Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of August 31, 2015, there are no preferred shares issued or outstanding.

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

Note 8 - Subsequent Events

In October 2015, the Company issued a $50,000 convertible promissory note to a related party (“Lender”). The note is non-interest bearing, payable upon the consummation of a Business Combination, and convertible, at the holder’s option, into units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in the Private Placement. If the Lender converts the entire principal balance of the convertible promissory note, it would receive 5,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its trust account established in connection with the initial public offering.

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

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharmaceutical and generic drug industries

We presently have no revenue; our operating costs of approximately $124,000 and $280,000 for the three and nine months ended August 31, 2015, respectively, consist primarily of professional fees related to public company compliance.

For the three and nine months ended August 31, 2015, interest income on cash and marketable securities held in trust was approximately $4,200 and $24,000, respectively.

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

Costs relating to the Initial Public Offering were $1,844,706 and were charged to additional paid in capital.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at August 31, 2015, the Ordinary Shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the three months ended August 31, 2015, we had net losses of approximately $124,000, which consisted of operating expenses of approximately $128,000 offset by interest income from our Trust Account of approximately $4,000.

For the nine months ended August 31, 2015, we had net losses of approximately $280,400, which consisted of operating expenses of $304,000 offset by interest income from our Trust Account of approximately $24,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of August 31, 2015, we had a balance of cash and cash equivalents of approximately $38,000.

Through August 31, 2015, our liquidity needs were satisfied through receipt of approximately $407,000 from the sale of units of which $200,000 was used to repay a working capital loan from Fortress in December 2014, and a loan by Fortress of $100,000. In addition to the loan by Fortress of $100,000, Fortress paid for professional services provided to us for $7,715 and have deferred payment of their administrative service fee of $85,000 through August 31, 2015, until a successful business combination is achieved.

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

Fortress may, but is not required to, provide loans to us for our working capital needs. To this end, Fortress loaned to us $100,000 in March 2015 and $50,000 in October 2015. The loans provided by Fortress will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that our uses of cash for the next nine months will be approximately $250,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended August 31, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 14, 2015

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Name: Lindsay A. Rosenwald
Title: Chief Executive Officer

