Form 10-K
period 2015-11-30
CB Pharma Acquisition Corp.
filed 2016-02-29
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36757

CB PHARMA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3 Columbus Circle 15th Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(781) 652-4500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Redeemable Warrants, each to purchase one half of one Ordinary Share	The NASDAQ Stock Market LLC

Rights, each exchangeable into one tenth of one Ordinary Share	The NASDAQ Stock Market LLC

Units, each consisting of one Ordinary Share, one Redeemable Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of May 31, 2015, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $41,619,060 (based on a closing price of $9.86 per share on May 29, 2015, the last trading day prior to May 31, 2015).

As of February 29, 2016, there were 5,536,000 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

CB Pharma Acquisition Corp. (the “Company” or “we”) is a blank check company formed on August 26, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. The Company’s efforts in identifying a prospective target business are not limited to a particular industry or geographic region of the world although the Company is currently focusing on target businesses in North America, Europe, South America and Asia operating in the specialty pharma and generic drug industries. This could include our acquiring a company holding the rights to a drug approved by the United States Food and Drug Administration or other “branded” pharmaceutical product.

On December 12, 2014, we closed our initial public offering of 4,000,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s executive officers and the holder of a majority of the Company’s ordinary shares prior to the initial public offering, and 20,000 were purchased by EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the initial public offering.

On December 24, 2014, we consummated the sale of an additional 200,000 units upon the exercise of the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $42,000,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, EBC purchased an additional 1,000 Private Placement Units at $10.00 per unit for a total consideration of $10,000.

As previously reported, in November 2015, we submitted to the board of directors of National Holdings Corporation (“National”) a non-binding proposal to acquire all the outstanding shares of common stock of National.  National’s board of directors acknowledged receipt of the non-binding proposal and the parties entered into discussions with each other regarding such a transaction.  The parties have since terminated these discussions due to National’s reluctance to enter into a transaction with our company as a result of some of the restrictions and risks inherent in dealing with a publicly-traded special purpose acquisition company like our company.  As a result, we will not be proceeding with this potential transaction and will instead resume our search for other target businesses as described in this Form 10-K.  Certain companies affiliated with our officers and directors continue to engage in discussions with National with respect to a potential business combination between them and it is possible that they will enter into a transaction at a later time.

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds held in trust available for our initial business combination in the amount of $42,873,844 as of November 30, 2015, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. To the extent we engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of its products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection for its products, processes or services;

•	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Business Combination Procedures

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, as described below, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account or sell any public shares to us in any tender offer in connection with a proposed business combination. If we determine to engage in a tender offer, such tender offer will be structured so that each public shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer at such time (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. The $5,000,001 net tangible asset value would be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to EBC in an amount equal to 4.0% of the total gross proceeds raised in the offering as described elsewhere in this annual report, any out-of-pocket expenses incurred by our initial shareholders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. In such event, the conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as repurchases. A holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the ordinary shares sold in our initial public offering. Accordingly, all shares in excess of 30% of the shares sold in our initial public offering held by a holder will not be converted to cash. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 30% of the ordinary shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. EBC will not have conversion rights with respect to the shares included in the Private Placement Units, or “private shares.”

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Once the shares are converted by the beneficial holder, and effectively repurchased by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 5 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert or tender their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by June 12, 2016, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $420 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private shares and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be approximately $10.20.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Fortress has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that Fortress will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.20, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.20 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

•	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to pay EBC a fee of 4.0% of the gross proceeds of this offering upon consummation of our initial business combination

•	our obligation to either repay or issue Private Placement Units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until June 12, 2016 before receiving liquidation distributions.

We have until June 12, 2016 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination by June 12, 2016 may give potential target businesses leverage over us in negotiating a business transaction.

We have until June 12, 2016 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

•      may significantly reduce the equity interest of investors;

•     may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

•      may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•      may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•      default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•      acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•      our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•      our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of November 30, 2015, we had approximately $55,000 available to us outside the trust account to fund our working capital requirements. This amount was comprised of approximately $26,000 available in our operating account and approximately $29,000 of interest generated by the trust. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital, as well as Fortress Biotech Inc. commitment to fund our working capital needs up to $500,000. To this end, Fortress loaned to us $100,000 in March 2015, $50,000 in October 2015, and $100,000 in February 2016. We will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.20.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, Fortress, an affiliate of our executive officers, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, Fortress may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.20, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.20.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until June 12, 2016 unless we complete an initial business combination by such date.

As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, Fortress has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of US$15,000 and to imprisonment for five years in the Cayman Islands.

Holders of rights and warrants will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to such rights and warrants, respectively.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights and warrants may expire worthless.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights (including the rights underlying the private units) in order to make any change that adversely affects the interests of the registered holders.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the warrants included in the Private Placement Units, or “private warrants,” may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we are currently focusing our search for target businesses on specific locations and industries as described herein, we are not limited to those locations or industries and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that with which may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from quotation on its exchange after this offering, we would not be required to complete a business combination with a target business or businesses meeting specific fair market value requirements.

If Nasdaq delists our securities from quotation on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have their most experience, our management may determine to retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage such consultants and advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their insider shares, private shares or any other ordinary shares, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Their private rights, private warrants and any other rights or warrants they acquire will also be worthless if we do not consummate an initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their conversion rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise conversion rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 18 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere herein) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise conversion rights for the company to complete a business combination. This threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any meeting held to approve an initial business combination, public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 30% of the shares sold in our initial public offering.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not holders of our insider shares) the right to have his, her, or its ordinary shares converted into cash. Notwithstanding the foregoing, a public shareholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 30% of the shares sold in our initial public offering. Accordingly, if you hold more than 30% of the shares sold in our initial public offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 30% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our ordinary shares will exceed the per-share conversion price.

We may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a repurchase of the shares, with the repurchase price to be paid being the applicable pro-rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their ordinary shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their ordinary shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders collectively own approximately 24% of our issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company requests such a meeting. As a result, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for up to 18 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We have outstanding rights, warrants and unit purchase options that may result in the issuance of additional securities. Additionally, to the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the private units (and the underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire or that the price we are paying for the business is fair to our shareholders from a financial point of view.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinions are obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognise and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. There is recent Privy Council authority (which is binding on the Cayman Islands Court) in the context of a reorganisation plan approved by the New York Bankruptcy Court which suggests that due to the universal nature of bankruptcy/insolvency proceedings, foreign money judgments obtained in foreign bankruptcy/insolvency proceedings may be enforced without applying the principles outlined above. However, a more recent English Supreme Court authority (which is highly persuasive but not binding on the Cayman Islands Court), has expressly rejected that approach in the context of a default judgment obtained in an adversary proceeding brought in the New York Bankruptcy Court by the receivers of the bankruptcy debtor against a third party, and which would not have been enforceable upon the application of the traditional common law principles summarised above and held that foreign money judgments obtained in bankruptcy/insolvency proceedings should be enforced by applying the principles set out above, and not by the simple exercise of the Courts’ discretion. Those cases have now been considered by the Cayman Islands Court. The Cayman Islands Court was not asked to consider the specific question of whether a judgment of a bankruptcy court in an adversary proceeding would be enforceable in the Cayman Islands, but it did endorse the need for active assistance of overseas bankruptcy proceedings. We understand that the Cayman Islands Court’s decision in that case has been appealed and it remains the case that the law regarding the enforcement of bankruptcy/insolvency related judgments is still in a state of uncertainty.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we may combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business in one of these areas, or another location outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	inflation;

•	economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	protection of intellectual property; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Target businesses in the specialty pharma and generic drug industries are subject to special considerations and risks.

Business combinations with companies with operations in the specialty pharma and generic drug industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in these industries, we will be subject to, and possibly adversely affected by, the following risks:

•	increased competition;
•	adherence to existing or newly promulgated government regulations;
•	regulatory agencies prohibiting the sale of certain products;
•	increased efforts to reduce healthcare costs;
•	protection of intellectual property;
•	litigation, including product liability and intellectual property infringement litigation;
•	creation of new and improved drugs or products; and
•	changes in technology.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 3 Columbus Circle, 15th Floor, New York, NY. The cost for this space is included in the $10,000 per-month fee Fortress charges us for general and administrative services pursuant to a letter agreement between us and Fortress. We believe, based on rents and fees for similar services in New York, NY, that the fee charged by Fortress is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “CNLMU.” The ordinary shares, rights and warrants are listed on the Nasdaq under the symbols “CNLM,” “CNLMR” and “CNLMW,” respectively. Units not separated continue to be listed under the symbol “CNLMU.”

The following table sets forth the range of high and low sales prices for the units, ordinary shares, rights and warrants for the periods indicated since the units commenced public trading on December 12, 2014, and since the ordinary shares, rights and warrants commenced public trading on January 7, 2015.

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low

2015-2016:
First Quarter*	10.53	10.15	11.00	9.25	0.33	0.16	0.22	0.15

2014-2015:
Fourth Quarter	10.47	10.26	10.00	9.85	0.35	0.29	0.301	0.20
Third Quarter	10.70	10.31	10.15	9.86	0.426	0.35	0.45	0.25
Second Quarter	10.55	10.11	9.88	9.73	0.44	0.28	0.475	0.181
First Quarter	10.19	10.00	9.73	9.72	0.37	0.25	0.50	0.10

*Through January 31, 2016

Holders

As of January 31, 2016, there were three holders of record of our units, five holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On December 17, 2014, we closed our initial public offering of 4,000,000 units, with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. On December 24, 2014, we sold an additional 200,000 units to EBC upon the exercise notice of the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $42,000,000.

Simultaneous with the consummation of the initial public offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress, an affiliate of our executive officers, and 20,000 were purchased by EBC in the initial public offering. Simultaneously with the consummation of the exercise of the over-allotment option, EBC purchased an additional 1,000 Private Placement Units at $10.00 per unit for $10,000.

EBC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-99558). The Securities and Exchange Commission declared the registration statement effective on December 12, 2014.

We paid total transaction costs of approximately $1,845,000, inclusive of $1,365,000 of underwriting fees. After deducting the underwriting discounts and commissions and the offering expenses, an aggregate of $42,845,000 was deposited into the trust account. As of November 30, 2015, proceeds not held in trust account were approximately $26,000, which excludes interest income of approximately $29,000 from our investments in trust, were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of November 30, 2015, there was $42,873,844 held in the trust fund, including interest.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended November 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to CB Pharma Acquisition Corp. References to our “management” or our “management team” refers to our officers and directors. The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to CB Pharma Acquisition Corp., except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharmaceutical and generic drug industries.

We presently have no revenue; our net losses were approximately $384,000 and $8,600 for the year ended November 30, 2015 and for the period from August 26, 2014 (inception) to November 30, 2014, respectively, consists primarily of professional fees related to public company compliance and costs related to search for business combination. For the year ended November 30, 2015 and for the period from August 26, 2014 (inception) to November 30, 2014, interest income on cash and marketable securities held in trust was approximately $29,000 and $0, respectively.

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial Business Combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering (“EBC”).

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

Costs relating to the Initial Public Offering were approximately $1,845,000 and were charged to additional paid in capital.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at November 30, 2015, the Ordinary Shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the year fiscal ended November 30, 2015, we had net losses of approximately $384,000, which consisted of operating expenses of approximately $413,000 offset by interest income from our Trust Account of approximately $29,000.

For the period from August 26, 2014 (inception) to November 30, 2015 we had net losses of approximately $8,600.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of November 30, 2015, we had a balance of cash and cash equivalents of approximately $26,000.

Through November 30, 2015, our liquidity needs were satisfied through receipt of approximately $407,000 from the sale of units held outside of the Trust Account and loans in an aggregate of $150,000 from Fortress which were evidenced by convertible promissory notes. Of the $407,000 initially held outside of the Trust Account, $200,000 was used to repay other amounts previously loaned to us by Fortress prior to the Offering. In addition to these convertible notes, Fortress paid for professional services provided to us for $7,715 and have deferred payment of their administrative service fee of $115,000 through November 30, 2015, until a successful business combination is achieved.

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

Fortress has committed to provide loans to us for our working capital needs for up to $500,000. To this end, Fortress loaned to us $100,000 in March 2015, $50,000 in October 2015, and $100,000 in February 2016. The loans provided by Fortress are evidenced by notes and will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that our uses of cash for the next six months will be approximately $270,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2015, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management’s assessment of the effectiveness of our internal control system as of November 30, 2015 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of November 30, 2015.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Lindsay A. Rosenwald, M.D.	60	Co-Chairman of the Board and Chief Executive Officer
Michael S. Weiss	49	Co-Chairman of the Board
George C. Avgerinos, Ph.D.	61	Chief Operating Officer and Secretary
Adam J. Chill	48	Director
Arthur A. Kornbluth	56	Director
Neil Herskowitz	58	Director

Lindsay A. Rosenwald, M.D., has served as our Co-Chairman of the Board and Chief Executive Officer since our inception. We believe Dr. Rosenwald is well-qualified to serve as a member of the Board due to his business leadership, operational experience and contacts. Dr. Rosenwald is a co-founder of Opus Point Partners, LLC, a long-short hedge fund that specializes in life science investments founded in January 2009, and he has served as one of its partners since such time. From 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc., a private investment banking firm and an SEC- and NASD-registered broker-dealer specializing in private placements of equity and debt securities for publicly-traded and privately-held companies in the biomedical, biopharmaceutical and medical technology industries. He also served as managing member of Paramount Biosciences LLC (and its predecessor, Paramount BioCapital Investments, LLC), an entity engaged in the research, formation and acquisition of seed-stage and distressed life science technologies and companies, identifying and evaluating a broad spectrum of therapeutic and medical technologies in order to capture innovations with significant commercial potential from 1996 to 2008, and as chairman and chief executive officer of Paramount BioCapital Asset Management, Inc., an asset management firm focused on healthcare and life science companies, from 1994 to 2008. Dr. Rosenwald also served as Chairman of the Board of Paramount Acquisition Corp., a blank check company, from October 2005 until its merger with B.J.K. Inc., a New York corporation doing business as Chem Rx (“Chem Rx”), in October 2007. Chem Rx was unprofitable in the period shortly after the consummation of the business combination, in less than two years stopped complying with its SEC reporting obligations, and in less than three years filed a bankruptcy petition. Dr. Rosenwald has served as the Chairman, President and Chief Executive Officer of Fortress since December 2013 and has served as a member of its board of directors since October 2009. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Michael S. Weiss has served as our Co-Chairman of the Board of Directors since our inception. We believe Mr. Weiss is well-qualified to serve as a member of the Board due to his extensive investment experience and experience and contacts in the biotechnology and pharmaceutical industries. Michael S. Weiss is a co-founder of Opus Point Partners, LLC which was founded in 2009 and has served as one of its partners since such time. In 1999, Mr. Weiss founded Access Oncology, a cancer focused biotechnology company, which was later acquired by Keryx Biopharmaceuticals, Inc. in 2004. Following the merger, Mr. Weiss remained as Chief Executive Officer of Keryx until 2009. Keryx incurred net losses in each of the years during which Mr. Weiss served as Chief Executive Officer, with a maximum net loss of approximately $90 million. Mr. Weiss began his professional career as a lawyer with Cravath, Swaine & Moore LLP in New York City. In 2011, Mr. Weiss co-founded TG Therapeutics, Inc. (NASDAQ: TGTX), a publicly-traded biotechnology company focused on acquiring, developing and commercializing drugs for the treatment of b-cell malignancies. Mr. Weiss currently serves as TG’s Executive Chairman, Interim CEO and President. Mr. Weiss has served as Executive Vice Chairman, Strategic Development of Fortress since February 2014 and from December 2013 to February 2014 served as Co-Vice Chairman of its board of directors. Mr. Weiss earned his J.D. from Columbia Law School and his B.S. in Finance from The University at Albany.

George C. Avgerinos, Ph.D., has served as a Chief Operating Officer and Secretary since our inception. Dr. Avgerinos has served as Senior Vice President, Biologics Operations of Fortress since June 2013. Dr. Avgerinos joined Fortress from AbbVie Inc., where he had been Vice President, HUMIRA® Manufacturing Sciences and External Partnerships since 1990. In his 23 year career at AbbVie, formerly Abbott Laboratories, formerly BASF Bioresearch Corporation (BASF), Dr. Avgerinos had responsibility for many aspects of Biologics development and operations. These included the HUMIRA®operations franchise, global biologics process and manufacturing sciences, biologics CMC, manufacturing operations, and third party manufacturing. During his tenure, Dr. Avgerinos led and participated in the development of numerous clinical candidates which included the launch of HUMIRA®. He supported expansion of the supply chain to over $9 Billion in annual global sales. Dr. Avgerinos’ efforts on HUMIRA® have been recognized with numerous awards, including the prestigious Abbott’s Chairman’s award in 2011. Dr. Avgerinos started his career at Biogen, Inc. in 1981 and subsequently joined Collaborative Research Inc. while serving as Adjunct Associate Professor of Chemical Engineering at Tufts University. Dr. Avgerinos has authored numerous publications in the area of biotechnology product development and manufacturing and holds a number of product and process patents. Dr. Avgerinos received a B.A. in Biophysics from the University of Connecticut and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology.

Adam J. Chill has served as a member of the Board since November 2014. We believe Mr. Chill is well-qualified to serve as a member of the Board due to his extensive financial and legal experience and contacts. Mr. Chill is the President of and a Portfolio Manager at Kingsbrook Partners LP, an alternative asset management firm he co-founded in March 2009.  From February 2001 to March 2009, Mr. Chill was a Portfolio Manager and Managing Director at Highbridge Capital Management, LLC, an alternative asset management firm owned by J.P. Morgan Asset Management. At Highbridge, Mr. Chill was responsible for structuring, negotiating and monitoring Highbridge’s portfolio of structured investments in public and private companies worldwide.  From April 2000 to February 2001, Mr. Chill worked at Angelo, Gordon & Co., an alternative asset management firm.  From October 1992 to April 2000, Mr. Chill was a corporate attorney specializing in securities and mergers and acquisitions at Stroock & Stroock & Lavan LLP.  Mr. Chill serves as Vice President and a member of the Executive Committee of the American Friends of Shalva, the Association for Mentally and Physically Challenged Children in Israel. Mr. Chill received his B.A., magna cum laude, from Yeshiva University and his J.D. from Columbia University School of Law, where he was a Harlan Fiske Stone Scholar.

Arthur Asher Kornbluth, M.D. has served as a member of the Board since November 2014. We believe Dr. Kornbluth is well-qualified to serve as a member of the Board due to his extensive experience and contacts in the medical industry. Dr. Kornbluth has been practicing medicine for the past 25 years. Dr. Kornbluth is a Board Certified Gastroenterologist and Clinical Professor of Medicine at Mount Sinai Medical Center and the Icahn School of Medicine at Mount Sinai in New York City, an internationally recognized leading center in the clinical research and management of inflammatory bowel disease. Dr. Kornbluth is an active clinical investigator and practicing clinician, with a large practice specializing in the management of patients with complex inflammatory bowel disease. He has published in peer-reviewed journals regarding the pharmacologic and biologic treatments of inflammatory bowel disease. He is the author of several book chapters regarding the diagnosis and management of inflammatory bowel disease. He is the principal author of the American College of Gastroenterology’s “Ulcerative Colitis Practice Guidelines in Adults” for all three editions. He has taught and lectured throughout the United States and has received numerous awards as a medical educator. He is a member of the American Gastroenterology Association, the American College of Gastroenterology and the Alpha Omega Alpha Honor Medical Society, for which he was selected as both an educator and clinician at the Mount Sinai School of Medicine. He is a member of the Crohn’s and Colitis Foundation of America and has served on the Foundation’s Clinical Research Alliance and on their Clinical Trials Protocol Review Committee. Dr. Kornbluth received his B.S. from Brooklyn College and his M.D. from Downstate Medical Center. He completed his postgraduate training in internal medicine at the Albert Einstein College of Medicine, where he was chosen as chief medical resident. He performed his gastroenterology fellowship at the Mount Sinai Medical Center in New York City.

Neil Herskowitz has served as a member of the Board since November 2014. We believe Mr. Herskowitz is well-qualified to serve as a member of the Board due to his extensive experience and contacts in the medical industry, as well as his audit committee experience. Mr. Herskowitz has served as the Managing Member of ReGen Partners LLC, an investment fund located in New York, and as the President of its affiliate, Riverside Claims LLC, since June 2004. He serves on the board of directors of TG Therapeutics, Inc., a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for cancer and autoimmune diseases, and Starting Point Services for Children, a not-for-profit corporation. Mr. Herskowitz previously served as a director and Audit Committee Chairman of Chelsea Therapeutics, a publicly traded pharmaceutical development company.  Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978.

Audit Committee

Effective December 12, 2014, we established an audit committee of the board of directors, which consists of Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Neil Herskowitz qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective December 12, 2014, we have established a nominating committee of the board of directors, which consists of Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective as of December 12, 2014, we established a compensation committee of the board of directors, which consists of Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to Fortress, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On December 12, 2014, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business, we will pay Fortress, an affiliate of our executive officers, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of November 30, 2015, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Lindsay A. Rosenwald, M.D.	1,285,000	(2)	23.2%
Michael S. Weiss	—	(3)	—
George C. Avgerinos, Ph.D.	—	(3)	—
Adam J. Chill	10,000		*
Arthur A. Kornbluth, M.D.	10,000		*
Neil Herskowitz	10,000		*
Fortress Biotech, Inc.	1,285,000		23.21%
Polar Securities Inc.(4)	750,000	(5)	13.55%
Davidson Kempner Capital Management LP	350,000		6.32%
All directors and executive officers as a group (six individuals)	1,315,000		23.75%

*Less than one percent.

(1)      Unless otherwise indicated, the business address of each of the individuals is 24 New England Executive Park, Suite 105, Burlington, Massachusetts 01803.

(2)      Includes shares held by Fortress of which Dr. Rosenwald is Chairman, President and Chief Executive Officer and therefore may be deemed to control the voting and disposition of such shares.

(3)      Does not include the shares held by Fortress of which each of these individuals is an officer.

(4)      The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.  Information derived from a Schedule 13G/A filed on December 22, 2014.

(5)      Includes Ordinary Shares held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.

All of the insider shares outstanding prior to December 12, 2014 have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Equity Compensation Plans

As of November 30, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of the issued and outstanding shares after the initial public offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being compulsory repurchased on January 5, 2015.

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

Promissory Notes

The Company issued a $200,000 principal amount unsecured promissory note to Fortress. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. The Company repaid this note on December 18, 2014 from the proceeds received upon closing of the Initial Public Offering

In March and October 2015, the Company issued an aggregate of $150,000 convertible promissory notes to Fortress to evidence loans made by Fortress to the Company. The loans are unsecured, non-interest bearing and payable at the consummation of a merger, share exchange, asset acquisition, or other similar Business Combination by the Company. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in the Private Placement. If the holder converts the entire principal balance of the convertible promissory note, it would receive 15,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account.

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Fortress’s option, treated as working capital loans and will be convertible into additional Private Placement Units. As of November 30, 2015, accounts payable to Fortress was $122,715; of which $115,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Fortress. Additionally, invoices totaling $502 which are no longer included in this balance were repaid to Fortress by the Company in December 2014.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity, which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit-Related Fees

During the fiscal years ended November 30, 2015 and the period from August 26, 2014 (inception) to November 30, 2014, audit-related fees for our independent registered public accounting firm were approximately $50,900 and $65,000, respectively.

Tax Fees

During the fiscal year ended November 30, 2015 and the period from August 26, 2014 (inception) to November 20, 2014, fees for tax services for our independent registered public accounting firm were $0 respectively.

All Other Fees

During the fiscal years ended November 30, 2015 and the period from August 26, 2014 (inception) to November 30, 2014, fees for other services were $0.

Audit Committee Approval

Since our audit committee was not formed until December 12, 2014, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CB PHARMA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of CB Pharma Acquisition Corp.

We have audited the accompanying balance sheets of CB Pharma Acquisition Corp. (the “Company”) as of November 30, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended November 30, 2015 and for the period from August 26, 2014 (inception) through November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Pharma Acquisition Corp., as of November 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended November 30, 2015 and for the period from August 26, 2014 (inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum LLP

New York, NY

February 29, 2016

CB PHARMA ACQUISITION CORP.

BALANCE SHEETS

	As of November 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$26,192	$100,170
Prepaid expenses and other assets	37,328	-
Total current assets	63,520	100,170

Cash and marketable securities held in Trust Account	42,873,844	-
Deferred offering costs associated with initial public offering	-	136,837
Total assets	$42,937,364	$237,007

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$16,780	$20,567
Accounts payable - related party	122,715	-
Note payable to related party	150,000	200,000
Total current liabilities	289,495	220,567

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 3,688,039 and -0- shares at conversion value at November 30, 2015 and 2014	37,647,868	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at November 30, 2015 and 2014	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,847,961 and 1,150,000 shares issued and outstanding at November 30, 2015 and 2014, respectively (excluding 3,688,039 shares subject to conversion at November 30, 2015)	185	115
Additional paid-in capital	5,392,341	24,885
Accumulated deficit	(392,525)	(8,560)
Total Shareholders' Equity	5,000,001	16,440
Total Liabilities and Shareholders' Equity	$42,937,364	$237,007

The accompanying notes are an integral part of these financial statements.

CB PHARMA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		From August 26, 2014
	For the fiscal year ended	(inception) to
	November 30, 2015	November 30, 2014
Formation and operating costs	$289,009	$8,560
Operating cost - related parties	123,800	-
Loss from operations	(412,809)	(8,560)
Interest income	28,844	-
Net loss	$(383,965)	$(8,560)

Basic and diluted net loss per ordinary share	$(0.21)	$(0.01)

Weighted average shares outstanding, basic and diluted (1)	1,786,682	1,000,000

(1) This number excludes an aggregate of up to 3,688,039 ordinary shares subject to possible conversion for the year ended November 30, 2015 and 150,000 ordinary shares subject to compulsory repurchase if the over-allotment was not exercised by the underwriters for the period from August 26, 2014 (inception) to November 30, 2014. (See Note 5)

The accompanying notes are an integral part of these financial statements.

CB PHARMA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2014	-	$-	$-	$-	-
Ordinary shares issued to initial shareholders	1,150,000	115	24,885	-	25,000
Net loss	-	-	-	(8,560)	(8,560)
Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440
Sale of units, net of underwriters' discounts and offering cost	4,200,000	420	40,154,874	-	40,155,294
Sale of units to Fortress and EarlyBirdCapital	286,000	29	2,859,971	-	2,860,000
Sale of unit purchase option	-	-	100	-	100
Compulsory repurchase of ordinary shares	(100,000)	(10)	10	-	-
Ordinary shares subject to possible conversion	(3,688,039)	(369)	(37,647,499)	-	(37,647,868)
Net loss	-	-	-	(383,965)	(383,965)
Balance - November 30, 2015	1,847,961	$185	$5,392,341	$(392,525)	$5,000,001

The accompanying notes are an integral part of these financial statements.

CB PHARMA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

		From August 26, 2014
	For the fiscal year ended	(inception) to
	November 30, 2015	November 30, 2014
Cash Flows from Operating Activities
Net loss	$(383,965)	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in restricted cash and cash equivalents held in trust	(28,844)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(37,328)	-
Accounts payable and accrued expenses	(3,787)	-
Accounts payable - related party	122,715	-
Net cash used in operating activities	(331,209)	(8,560)

Cash Flows from Investing Activities
Principal deposited in trust account	(42,845,000)	-
Net cash used in investing activities	(42,845,000)	-

Cash Flows from Financing Activities
Proceeds from note payable to related party	150,000	200,000
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Payment of deferred offering costs	-	(116,270)
Repayment of note payable to related party	(200,000)	-
Proceeds from underwriters unit purchase option	100	-
Proceeds from initial public offering, net of offering costs	40,292,131	-
Proceeds from private placement	2,860,000	-
Net cash provided by financing activities	43,102,231	108,730

Net increase (decrease) in cash and cash equivalents	(73,978)	100,170

Cash and cash equivalents - beginning	100,170	-

Cash and cash equivalents - ending	$26,192	$100,170

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$-	$20,567
Value of ordinary shares subject to possible conversion	$37,647,868	$-
Reclassification of deferred offering cost to additional paid-in capital	$136,837	$-

The accompanying notes are an integral part of these financial statements.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

CB Pharma Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on August 26, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company is currently focusing on target businesses in North America, Europe, South America and Asia operating in the specialty pharma and generic drug industries.

All activity through November 30, 2015 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as defined below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generated gross proceeds of $40,000,000 (Note 3), with each Unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of the completion of an initial Business Combination or December 12, 2015. On December 24, 2014, the Company consummated the closing of the sale of 200,000 additional Units upon receiving notice of EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering election to exercise its over-allotment option, generated an additional gross proceeds of $2,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per Unit, of which 265,000 Private Placement Units were sold to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EBC, generating an aggregate of $2,850,000 in gross proceeds (Note 4). Following the exercise of the over-allotment, the Company also consummated a simultaneous Private Placement of an additional 1,000 Private Placement Units at a price of $10.00 per Unit to EBC on December 24, 2014, generated $10,000 in additional gross proceeds.

An aggregate amount of $42,845,000 (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment, and the Private Placement Units, net of fees of approximately $1,845,000 associated with the Initial Public Offering, inclusive of $1,365,000 of underwriting fees, was placed in a trust account (“Trust Account”) and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fortress has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Fortress may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid. At November 30, 2015, proceeds not held in Trust were approximately $26,000, which excludes interest income of approximately $29,000 from the Company’s investments in Trust.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which holders of the outstanding Ordinary Shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”) into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding Ordinary Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the Ordinary Shares sold in the Initial Public Offering. Accordingly, all shares purchased by a holder in excess of 30% of the shares sold in the Initial Public Offering will not be converted to cash. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the 1,050,000 Ordinary Shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until June 12, 2016. If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is forced to liquidate prior to a Business Combination, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 On January 5, 2015, the Company was informed by EBC, that the holders of the Company’s Units will be able to separately trade on NASDAQ the Ordinary Shares, Rights and redeemable Warrants included in such Units commencing on January 7, 2015.

As previously reported, in November 2015, the Company submitted to the board of directors of National Holdings Corporation (“National”) a non-binding proposal to acquire all the outstanding shares of common stock of National.  National’s board of directors acknowledged receipt of the non-binding proposal and the parties entered into discussions with each other regarding such a transaction.  The parties have since terminated these discussions due to National’s reluctance to enter into a transaction with the Company as a result of some of the restrictions and risks inherent in dealing with a publicly-traded special purpose acquisition company like the Company.  As a result, we will not be proceeding with this potential transaction and will instead resume its search for other target businesses as described above.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of November 30, 2015, cash and cash equivalents held in the Trust Account consisted of $42,873,571 in United States Treasury Bills and $273 in cash. At November 30, 2015, there was approximately $29,000 of interest income held in the Trust Account available to be released to the Company.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2015, 3,688,039 Ordinary Shares subject to possible conversion with a conversion value of $37,647,868 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the closing of the Initial Public Offering that are directly related to the offering. Offering costs amounting to approximately $1,845,000 (including $1,365,000 in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,688,039 Ordinary Shares subject to possible conversion at November 30, 2015, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) Warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) Rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, Warrants to purchase 200,000 Ordinary Shares and Rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and Warrants as well as the conversion of Rights is contingent on the occurrence of future events. In addition, the potentially dilutive Ordinary Shares issuable under the convertible notes (as described in Note 5) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company was registered as an exempted company in the Cayman Islands, and therefore, is not subject to Cayman Islands income taxes for 20 years from the date of inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of November 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This guidance in ASU 2015-2 is effective for the Company beginning on January 1, 2016, however, early adoption is permitted. The Company is currently assessing the potential impact that this guidance will have on its financial statements.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 3 - Initial Public Offering

In December 2014, the Company consummated the Initial Public Offering of 4,200,000 of its Units, including an additional of 200,000 Units upon the exercise of the over-allotment. Each Unit consists of one Ordinary Share, $.0001 par value per share, one Right to receive one-tenth of one Ordinary Share upon consummation of the Company’s initial Business Combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $42,000,000. Each Warrant entitles the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full Ordinary Share commencing on the later of the Company’s completion of its initial Business Combination or December 12, 2015, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants in whole and not in part, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Ordinary Shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the Ordinary Shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being repurchased on January 5, 2015.

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

Promissory Notes

The Company issued a $200,000 principal amount unsecured promissory note to Fortress. The note was non-interest bearing and became due and payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. The Company repaid this note on December 18, 2014 from the proceeds received upon closing of the Initial Public Offering.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In March and October 2015, the Company issued an aggregate of $150,000 convertible promissory notes to Fortress to evidence loans made by Fortress to the Company. These loans are unsecured, non-interest bearing and payable at the consummation of a merger, share exchange, asset acquisition, or other similar Business Combination by the Company. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to units at a price of $10.00 per Unit. The terms of the units will be identical to the Units issued by the Company in the Private Placement. If the holder converts the entire principal balance of the convertible promissory note, it would receive 15,000 Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account. In February 2016, the Company issued an additional $100,000 convertible promissory note with similar terms to Fortress.

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Fortress’s option, treated as working capital loans and will be convertible into additional Private Placement Units. As of November 30, 2015, accounts payable to Fortress was $122,715; of which $115,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Fortress. Additionally, invoices totaling $502 which are no longer included in this balance were repaid to Fortress by the Company in December 2014.

Note 6 - Commitments and Contingencies

Underwriting Agreement

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering ($1,365,000) upon the closing of the Initial Public Offering. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

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

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Registration Rights

The Initial Shareholders and the purchasers of the Private Placement Units are entitled to registration rights with respect to the Initial Shares, the Private Placement Units (and underlying securities) and any securities that may be issued to them upon conversion of working capital loans, pursuant to an agreement dated December 12, 2014. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) and any securities issued upon conversion of working capital loans are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 – Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

As of November 30, 2015, the Company has issued an aggregate of 5,536,000 Ordinary Shares. Of the 5,536,000 Ordinary Shares, an aggregate of 3,688,039 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

Note 8 – Income Taxes

The Company’s net deferred tax assets are as follows:

	As of November 30,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$153,057	$3,338
Total deferred tax assets	153,057	3,338
Valuation allowance	(153,057)	(3,338)
Deferred tax assets, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	As of November 30,
	2015	2014
Federal
Current	$-	$-
Deferred	(133,434)	(2,910)
State
Current	-	-
Deferred	(19,623)	(428)
Valuation allowance	(153,057)	(3,338)
Income tax provision (benefit)	$-	$-

As of November 30, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $384,000 available to offset future taxable income. These NOLs expire beginning in 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended November 30, 2015 the valuation allowance was $153,057.

CB PHARMA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of November 30,
	2015	2014
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	39.0%	39.0%
Income tax provision (benefit)	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction. The Company's federal, state and local income taxes for the years beginning in 2014 remain subject to examination.

Note 9 – Subsequent Event

In February 2016, the Company issued a $100,000 convertible promissory note to Fortress, a related party. The note is non-interest bearing, payable upon the consummation of a Business Combination, and convertible, at the holder’s option, into units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in the Private Placement. If the Lender converts the entire principal balance of the convertible promissory note, it would receive 10,000 units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its trust account established in connection with the Initial Public Offering.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2016.

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lindsay A. Rosenwald	Co-Chairman of the Board and	February 29, 2016
Lindsay A. Rosenwald	Chief Executive Officer (Principal Executive Officer)

/s/ Michael S. Weiss	Co-Chairman of the Board	February 29, 2016
Michael S. Weiss

/s/ George C. Avgerinos	Chief Operating Officer	February 29, 2016
George C. Avgerinos	(Principal financial and accounting officer) and Secretary

/s/ Adam J. Chill	Director	February 29, 2016
Adam J. Chill

/s/ Arthur A. Kornbluth	Director	February 29, 2016
Arthur A. Kornbluth

/s/ Neil Herskowitz	Director	February 29, 2016
Neil Herskowitz