Form 10-Q
period 2016-02-29
CB Pharma Acquisition Corp.
filed 2016-04-14
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

3 Columbus Circle, 15th Floor

New York, New York 10019

(781) 652-4500

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of April 14, 2016, 5,536,000 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

CB PHARMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CB Pharma Acquisition Corp.

Condensed Balance Sheets

	February 29, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,211	$26,192
Prepaid expenses and other assets	59,597	37,328
Total current assets	74,808	63,520
Cash and marketable securities held in Trust Account	42,903,990	42,873,844
Total assets	$42,978,798	$42,937,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$58,062	$16,780
Due to related party	152,715	122,715
Note payable to related party	250,000	150,000
Total current liabilities	460,777	289,495

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 3,672,764 and 3,688,039 shares at conversion value at February 29, 2016 and November 30, 2015	37,518,020	37,647,868

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at February 29, 2016 and November 30, 2015	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,863,236 and 1,847,961 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively (excluding 3,672,764 and 3,688,039 shares subject to conversion at February 29, 2016 and November 30, 2015, respectively)	186	185
Additional paid-in capital	5,522,188	5,392,341
Accumulated deficit	(522,373)	(392,525)
Total Shareholders' Equity	5,000,001	5,000,001
Total Liabilities and Shareholders' Equity	$42,978,798	$42,937,364

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	February 29, 2016	February 28, 2015
Operating costs	$158,995	$71,269
Operating cost - related parties	30,000	25,000
Loss from operations	(188,995)	(96,269)
Interest income	59,147	15,209
Net loss	$(129,848)	$(81,060)

Basic and diluted net loss per ordinary share	$(0.07)	$(0.05)

Weighted average shares outstanding, basic and diluted (1)	1,848,129	1,666,159

(1) This number excludes an aggregate of up to 3,672,764 and 3,720,230 shares subject to conversion at February 29, 2016 and February 28, 2015, respectively

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Condensed Statement of Cash Flows

For The Three Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	For the three months ended
	February 29, 2016	February 28, 2015
Cash Flows from Operating Activities
Net loss	$(129,848)	$(81,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(59,147)	(15,209)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(22,269)	(99,653)
Accounts payable and accrued expenses	41,282	15,808
Due to related party	30,000
Net cash used in operating activities	(139,982)	(180,114)

Cash Flows from Investing Activities
Principal deposited in trust account	-	(42,845,000)
Interest released from Trust Account	29,001	-
Net cash provided by (used in) investing activities	29,001	(42,845,000)

Cash Flows from Financing Activities
Proceeds from note payable to related party	100,000	33,217
Repayment of note payable to related party	-	(200,502)
Proceeds from underwriters unit purchase option	-	100
Proceeds from initial public offering, net of offering costs	-	40,292,131
Proceeds from private placement	-	2,860,000
Net cash provided by financing activities	100,000	42,984,946

Net decrease in cash and cash equivalents	(10,981)	(40,168)

Cash and cash equivalents - beginning	26,192	100,170

Cash and cash equivalents - ending	$15,211	$60,002

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$129,848	$37,950,773
Reclassification of deferred offering cost to additional paid-in capital	$-	$136,837

The accompanying notes are an integral part of these condensed financial statements.

CB Pharma Acquisition Corp.

Notes to Condensed Financial Statements

February 29, 2016

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

All activity through February 29, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as defined below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generating gross proceeds of $40,000,000 (Note 3). On December 24, 2014, the Company consummated the closing of the sale of 200,000 additional Units upon receiving notice of EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering election to exercise its over-allotment option, generated an additional gross proceeds of $2,000,000.

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

Fortress has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, Fortress may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid. At February 29, 2016, proceeds not held in Trust were approximately $15,000, which excludes interest income of approximately $59,000 from the Company’s investments in Trust.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with Securities and Exchange Commission on February 29, 2016.

Liquidity

As of February 29, 2016, the Company had a balance of cash and cash equivalents of approximately $15,000.

Through February 29, 2016, the Company's liquidity needs were satisfied through receipt of approximately $407,000 from the sale of units held outside of the Trust Account and loans in an aggregate of $250,000 from Fortress which were evidenced by convertible promissory notes. Of the $407,000 initially held outside of the Trust Account, $200,000 was used to repay other amounts previously loaned to the Company by Fortress prior to the Offering. In addition to these convertible notes, Fortress paid for professional services provided to the Company for $7,715 and have deferred payment of their administrative service fee of $145,000 through February 29, 2016, until a successful business combination is achieved.

The Company intends to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay for expenses relating thereto, upon consummation of the initial Business Combination. To the extent that the Company's capital stock is used in whole or in part as consideration to affect the initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which the Company had incurred prior to the completion of the initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Fortress has committed to provide loans to the Company for its working capital needs for up to $500,000. To this end, Fortress has loaned to the Company an aggregate of $250,000 as of February 29, 2016, and an additional loan of $75,000 in March 2016. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of consummation of a Business Combination or June 12, 2016. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The Company anticipates that its uses of cash for the next three months will be approximately $203,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 29, 2016, cash and marketable securities held in the Trust Account consisted of approximately $42.9 million in United States Treasury Bills with a maturity date of 180 days or less and approximately $1,200 in cash. At February 29, 2016, there was approximately $59,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 29, 2016, 3,672,764 Ordinary Shares subject to possible conversion with a conversion value of $37,518,020 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 29, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,672,764 Ordinary Shares subject to possible redemption at February 29, 2016, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of February 29, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, other than those disclosed in Note 5.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress, an affiliate of the Company’s executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Company consummated the sale of an additional 1,000 Private Placement Units to EBC upon consummation of the over-allotment option, generating total proceeds of $10,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered Ordinary Shares if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination. The holders have agreed not to sell their shares to the Company in any tender offer in connection with the initial Business Combination.

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

Promissory Notes

As of February 29, 2016, the Company had issued an aggregate of $250,000 convertible promissory notes to Fortress to evidence loans made by Fortress to the Company. In March 2016, the Company issued an additional $75,000 convertible promissory note with similar terms to Fortress. All of these loans are unsecured, non-interest bearing and payable at the consummation of a Business Combination by the Company. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holder’s option, to units at a price of $10.00 per Unit. The terms of the units will be identical to the Private Placement Units. If the holder converts the entire principal balance of the convertible promissory notes, it would receive 32,500 Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account.

Administrative Service Fee

The Company, commencing on December 12, 2014, has agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with an initial Business Combination. Any such unpaid amount will accrue without interest and either is due and payable no later than the date of the consummation of an initial Business Combination, or, at Fortress’s option, treated as working capital loans and will be convertible into additional Private Placement Units. As of February 29, 2016, amount due to Fortress was approximately $153,000; of which approximately $145,000 represents the accrued service fee and approximately $8,000 represents invoices of the Company paid by Fortress.

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

Purchase Option

The Company sold to EBC, for $100, a unit purchase option to purchase up to a total of 400,000 units exercisable at $11.00 per unit (or an aggregate exercise price of $4,400,000) commencing on the consummation of a Business Combination. The unit purchase option expires on December 12, 2019. The units issuable upon exercise of this option are identical to the Units being offered in the Initial Public Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 440,000 Ordinary Shares (which include 40,000 Ordinary Shares to be issued for the rights included in the units) and 400,000 Warrants to purchase 200,000 Ordinary Shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

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

Registration Rights

The Initial Shareholders are entitled to registration rights with respect to their initial shares (and any securities issued upon conversion of working capital loans) and the purchasers of the Private Placement Units are entitled to registration rights with respect to the Private Placement Units (and underlying securities), pursuant to an agreement dated December 12, 2014. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 29, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

As of February 29, 2016, the Company has issued an aggregate of 5,536,000 Ordinary Shares. Of the 5,536,000 Ordinary Shares, an aggregate of 3,672,764 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

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

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses in North America, Europe, South America and Asia operating in the specialty pharmaceutical and generic drug industries

We presently have no revenue; our net losses were approximately $130,000 and $81,000 for the three months ended February 29, 2016 and February 28, 2015, respectively, and consists primarily of professional fees related to public company compliance and costs related to our search for a business combination. For the three months ended February 29, 2016 and February 28, 2015, interest income on cash and marketable securities held in trust was approximately $59,000 and $15,000, respectively.

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units, generating gross proceeds of $40,000,000, with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial Business Combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of our executive officers and the holder of a majority of our Ordinary Shares prior to the Initial Public Offering, and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering (“EBC”). On December 24, 2014, we consummated the closing of the sale of 200,000 Units which were sold pursuant to the underwriters’ over-allotment option. and an additional 1,000 Private Placement Units to EBC in a simultaneous Private Placement, generating $2,010,000 in gross proceeds.

An aggregate amount of $42,845,000 (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement Units, net of fees of approximately $1,845,000 associated with the Initial Public Offering, inclusive of $1,365,000 of underwriting fees, was placed in a Trust Account (“Trust Account”) and was invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at February 29, 2016, 3,672,764 Ordinary Shares subject to possible conversion with a conversion value of $37,518,020 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the three months ended February 29, 2016, we had net losses of approximately $130,000, which consisted of operating expenses of approximately $189,000 offset by interest income from our Trust Account of approximately $59,000.

For the three months ended February 28, 2015, we had net losses of approximately $81,000, which consisted of operating expenses of approximately $96,000 offset by interest income from our Trust Account of approximately $15,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of February 29, 2016, we had a balance of cash and cash equivalents of approximately $15,000.

Through February 29, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the sale of units held outside of the Trust Account and loans in an aggregate of $250,000 from Fortress which were evidenced by convertible promissory notes. Of the $407,000 initially held outside of the Trust Account, $200,000 was used to repay other amounts previously loaned to us by Fortress prior to the Offering. In addition to these convertible notes, Fortress paid for professional services provided to us for $7,715 and have deferred payment of their administrative service fee of $145,000 through February 29, 2016, until a successful business combination is achieved.

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

Fortress has committed to provide loans to us for our working capital needs for up to $500,000. To this end, Fortress has loaned to us an aggregate of $250,000 as of February 29, 2016, and an additional loan of $75,000 in March 2016. The loans provided by Fortress are evidenced by notes and will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or June 12, 2016. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. We anticipate that our uses of cash for the next three months will be approximately $203,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 29, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2016, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 29, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended February 29, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

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

Dated: April 14, 2016

CB PHARMA ACQUISITION CORP.

By:	/s/ Lindsay A. Rosenwald
Name: Lindsay A. Rosenwald
Title: Chief Executive Officer

