Form 10-Q
period 2016-05-31
Origo Acquisition Corp
filed 2016-07-15
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36757

ORIGO ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	6770	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

708 Third Avenue

New York, New York 10017

(212) 634 - 4512

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

c/o Graubard Miller, 405 Lexington Avenue, New York, New York 10174

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 15, 2016, 4,481,599 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

(formerly CB Pharma Acquisition Corp.)

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Balance Sheets

	May 31, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,813	$26,192
Prepaid expenses and other assets	30,903	37,328
Total current assets	72,716	63,520
Cash and marketable securities held in Trust Account	42,939,199	42,873,844
Total Assets	$43,011,915	$42,937,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$96,683	$16,780
Accounts payable - related party	7,715	122,715
Note payable	325,000	150,000
Total Current Liabilities	429,398	289,495

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 3,677,350 and 3,688,039 shares at conversion value at May 31, 2016 and November 30, 2015, respectively	37,582,516	37,647,868

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at May 31, 2016 and November 30, 2015	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,858,650 and 1,847,961 shares issued and outstanding at May 31, 2016 and November 30, 2015, respectively (excluding 3,677,350 and 3,688,039 shares subject to conversion at May 31, 2016 and November 30, 2015, respectively)	186	185
Additional paid-in capital	5,632,692	5,392,341
Accumulated deficit	(632,877)	(392,525)
Total Shareholders' Equity	5,000,001	5,000,001
Total Liabilities and Shareholders' Equity	$43,011,915	$42,937,364

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Statements of Operations

(Unaudited)

	For the three months		For the six months
	ended May 31,		ended May 31,
	2016	2015	2016	2015
Operating costs	$115,713	$49,680	$274,708	$120,949
Operating cost - related party	30,000	30,000	60,000	55,000
Loss from operations	(145,713)	(79,680)	(334,708)	(175,949)
Interest income	35,209	4,286	94,356	19,495
Net loss	$(110,504)	$(75,394)	$(240,352)	$(156,454)

Basic and diluted net loss per ordinary share	$(0.06)	$(0.04)	$(0.13)	$(0.09)

Weighted average shares outstanding, basic and diluted (1)	1,863,186	1,816,066	1,855,699	1,741,936

(1) This number excludes an aggregate of up to 3,677,350 and 3,711,162 shares subject to conversion at May 31, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Statement of Cash Flows

(Unaudited)

	For the six months ended May 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(240,352)	$(156,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(94,356)	(19,495)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,425	(94,414)
Accounts payable and accrued expenses	254,903	(20,567)
Accounts payable - related party	(115,000)	62,715
Net cash used in operating activities	(188,380)	(228,215)

Cash Flows from Investing Activities
Principal deposited in trust account	-	(42,845,000)
Interest released from Trust Account	29,001	-
Net cash provided by (used in) investing activities	29,001	(42,845,000)

Cash Flows from Financing Activities
Proceeds from note payable to Fortress	175,000	100,000
Repayment of note payable to Fortress	-	(200,000)
Proceeds from underwriters unit purchase option	-	100
Proceeds from initial public offering, net of offering costs	-	40,292,131
Proceeds from private placement	-	2,860,000
Net cash provided by financing activities	175,000	43,052,231

Net increase (decrease) in cash and cash equivalents	15,621	(20,984)

Cash and cash equivalents - beginning	26,192	100,170

Cash and cash equivalents - ending	$41,813	$79,186

Supplemental disclosure of noncash investing and financing activities:
Change in value of additional ordinary shares subject to possible conversion	$65,352	$37,875,379
Reclassification of deferred offering cost to additional paid-in capital	$-	$136,837
Forgiveness of accounts payable with related party resulted in capital contribution	$175,000	$-
Compulsory repurchase of ordinary shares	$-	$10

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Note 1 - Organization, Plan of Business Operations

Origo Acquisition Corporation, formerly known as CB Pharma Acquisition Corp. (the “Company”), was incorporated in the Cayman Islands on August 26, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s effort to identify a prospective target business is not limited to a particular industry or geographic region of the world.

All activity through May 31, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as defined below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generating gross proceeds of $40 million (Note 3). On December 24, 2014, the Company consummated the closing of the sale of 200,000 additional Units upon receiving notice of EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering election to exercise its over-allotment option, generated an additional gross proceeds of $2 million.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 285,000 units (“Private Placement Units”) at a price of $10.00 per Unit, of which 265,000 Private Placement Units were sold to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s former executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and 20,000 Private Placement Units were sold to EBC, generating an aggregate of $2.85 million in gross proceeds (Note 4). Following the exercise of the over-allotment, the Company also consummated a simultaneous Private Placement of an additional 1,000 Private Placement Units at a price of $10.00 per Unit to EBC on December 24, 2014, generating $10,000 in additional gross proceeds.

On June 10, 2016, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved each of the following items: (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company has to consummate a business combination (the “Extension”) from June 12, 2016 to December 12, 2016, (ii) an amendment to the Charter to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account, as defined below, if the Extension is approved, and (iii) to change the Company’s name from “CB Pharma Acquisition Corp.” to “Origo Acquisition Corporation”. Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, the Company now has until December 12, 2016 to consummate an initial Business Combination.

Effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of the Company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of the Company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of the Company.

 The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills.

At the Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) were removed from the Trust Account to pay such holders. Because the Extension amendment was approved, as indicated in the Company’s proxy statement relating to the Meeting, the new management of the Company provided a loan to the Company of $0.20 for each public share that was not converted. Accordingly, an aggregate of approximately $629,120 was provided to the Company as a loan and deposited in the Trust Account. As a result, the Company currently has approximately $32.8 million in Trust Account, and the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.40 per share.

The Company’s new Chief Executive Officer has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering, including their subsequent transferees (collectively the “Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid. At May 31, 2016, the Company has approximately $42,000 in cash and cash equivalents held outside Trust Account, which excludes interest income available to the Company for working capital purpose of approximately $94,000 from the Company’s investments in Trust.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which holders of the outstanding Ordinary Shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”) into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding Ordinary Shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the Ordinary Shares sold in the Initial Public Offering. Accordingly, all shares purchased by a holder in excess of 30% of the shares sold in the Initial Public Offering will not be converted to cash. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the 1,050,000 Ordinary Shares issued in connection with the organization of the Company (the “Initial Shares”), in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

If the Company has not completed a Business Combination by December 12, 2016, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is forced to liquidate prior to a Business Combination, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

Liquidity

As of May 31, 2016, the Company had a balance of cash and cash equivalents of approximately $42,000. Through May 31, 2016, the Company's liquidity needs were satisfied through receipt of approximately $407,000 from the sale of the Units held outside of the Trust Account and loans in an aggregate of $325,000 from an Initial Shareholder, which were evidenced by convertible promissory notes. Of the $407,000 initially held outside of the Trust Account, $200,000 were used to repay other amounts previously loaned to the Company by such Initial Shareholder prior to the Offering. In addition to these convertible notes, such Initial Shareholder paid for professional services provided to the Company for $7,715 and had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, such Initial Shareholder agreed to forgive the deferred administrative service fee, which was recorded as capital contribution in the accompanying unaudited condensed financial statements

The Company intends to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay for expenses relating thereto, upon consummation of the initial Business Combination. To the extent that the Company's capital stock is used in whole or in part as consideration to affect the initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which the Company had incurred prior to the completion of the initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

In June 2016, the new management loaned the Company $1 million, of which $370,880 was provided for the Company’s working capital needs (see Note 8). Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs through the earlier of consummation of a Business Combination or December 12, 2016. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015 and the Form 8-K, filed with the SEC on February 29, 2016 and May 23, 2016, respectively.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2016, cash and marketable securities held in the Trust Account consisted of approximately $42.9 million in United States Treasury Bills with a maturity date of 180 days or less and approximately $1,200 in cash. At May 31, 2016, there was approximately $94,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible conversion at conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At May 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,677,350 and 3,688,039 Ordinary Shares subject to possible conversion at May 31, 2016 and November 30, 2015, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of May 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Recent Accounting Pronouncements

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

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an Initial Shareholder that was an affiliate of the Company’s former executive officers and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Company consummated the sale of an additional 1,000 Private Placement Units to EBC upon consummation of the over-allotment option, generating total proceeds of $10,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered Ordinary Shares if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination. The holders have agreed not to sell their shares to the Company in any tender offer in connection with the initial Business Combination.

Note 5 – Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being compulsory repurchased on January 5, 2015. On May 20, 2016, the Initial Shares were transfered to the new management.

The Initial Shares are identical to the Ordinary Shares included in the Units sold in the Initial Public Offering. However, the holders of the Initial Shares have agreed (A) to vote their Initial Shares (as well as any shares acquired after the Initial Public Offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any Initial Shares (as well as any other shares acquired after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Initial Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Initial Shares (except to certain permitted transferees) until (1) with respect to 50% of the Initial Shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial Business Combination and (2) with respect to the remaining 50% of the Initial Shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

Promissory Notes

As of May 31, 2016, the Company had issued an aggregate of $325,000 convertible promissory notes to an Initial Shareholder to evidence loans made by such shareholder to the Company. All of these loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of the notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units will be identical to the Private Placement Units.

Administrative Service Fee

Commencing on December 12, 2014, the Company had agreed to pay an Initial Shareholder a monthly fee of $10,000 for general and administrative services. As of May 19, 2016, amount due to such Initial Shareholder was approximately $183,000; of which approximately $175,000 represents the accrued service fee and approximately $8,000 represents invoices of the Company paid by such Initial Shareholder. On May 20, 2016, this arrangement was terminated, and such Initial Shareholder agreed that all amounts owed under such arrangement, or $175,000, were forgiven, and thus, recorded as capital contribution in the accompanying unaudited condensed financial statements.

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

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

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

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option is approximately $2.92 million (or $7.30 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 99.10%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying Ordinary Shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

As of May 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

As of May 31, 2016, the Company has an aggregate of 5,536,000 Ordinary Shares outstanding. Of the 5,536,000 Ordinary Shares, an aggregate of 3,677,350 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

Note 8 – Subsequent Events

During the Meeting on June 10, 2016, shareholders holding 1,054,401 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) was removed from the Trust Account to pay such shareholders.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

The new management loaned the Company an aggregate of $1 million in June 2016. Of these, an aggregate amount of $629,120, or $0.20 for each Public Share that was not converted, was deposited in the Trust Account, and the remaining amount of $370,880 was loaned to the Company for working capital needs. As a result, the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.40 per share. The loan from the new management is evidenced by a promissory note, and is unsecured, non-interest bearing, and payable at the consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of such note may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. The terms of the Units will be identical to the Units issued by the Company in its Initial Public Offering, except that the Warrants included in such Units will be non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account.

Item 2. Management’s Discussion and Analysis.

References in this report to “we,” “us” or the “Company” refer to Origo Acquisition Corporation, formerly known as CB Pharma Acquisition Corp. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Origo Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on August 26, 2014 to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world.

On June 10, 2016, we held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved each of the following items: (i) an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which we have to consummate a Business Combination (“Extension”) to December 12, 2016, (ii) an amendment to the Charter to allow the Public Shareholders to elect to convert their Public Shares into their pro rata portion of the funds held in the Trust Account if the Extension is approved, and (iii) to change our company name from CB Pharma Acquisition Corp. to Origo Acquisition Corporation.

In addition, upon the approval of the Extension, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of our company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of our company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of our company.

We presently have no revenue; our net losses were approximately $111,000 and $75,000 for the three months ended May 31, 2016 and 2015, respectively, and approximately $240,000 and $156,000 for the six months ended May 31, 2016 and 2015, respectively. The net operating expenses consist primarily of professional fees related to public company compliance and costs related to our search for a business combination. For the three months ended May 31, 2016 and 2015, interest income on cash and marketable securities held in trust was approximately $35,000 and $4,000, respectively. For the six months ended May 31, 2016 and 2015, interest income on cash and marketable securities held in trust was approximately $94,000 and $19,000, respectively.

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units, generating gross proceeds of $40 million, with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial Business Combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an initial shareholder who was an affiliate of our former executive officers and 20,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering (“EBC”). On December 24, 2014, we consummated the closing of the sale of 200,000 Units, which were sold pursuant to the underwriters’ over-allotment option, and an additional 1,000 Private Placement Units to EBC in a simultaneous Private Placement, generating $2.01 million in gross proceeds.

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of $1.37 million of underwriting fees, was placed in a Trust Account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company. During the Meeting, shareholders holding 1,054,401 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) was removed from the Trust Account to pay such holders. Because the Extension Amendment was approved, as indicated in the Company’s proxy statement relating to the Meeting, the new management of the Company contributed to the Company as a loan $0.20 for each public share that was not converted. Accordingly, an aggregate of approximately $629,120 was contributed to the Company as a loan and deposited in the Trust Account. As a result, we currently have approximately $32.8 million in Trust Account, and the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.40 per share. Such funds will be invested as described above until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. The Company’s Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible conversion at conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the three months ended May 31, 2016, we had net losses of approximately $111,000, which consisted of operating expenses of approximately $146,000 offset by interest income from our Trust Account of approximately $35,000. For the three months ended May 31, 2015, we had net losses of approximately $75,000, which consisted of operating expenses of approximately $80,000 offset by interest income from our Trust Account of approximately $4,000.

For the six months ended May 31, 2016, we had net losses of approximately $240,000, which consisted of operating expenses of approximately $335,000 offset by interest income from our Trust Account of approximately $94,000. For six three months ended May 31, 2015, we had net losses of approximately $156,000, which consisted of operating expenses of approximately $176,000 offset by interest income from our Trust Account of approximately $19,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of May 31, 2016, we had a balance of cash and cash equivalents of approximately $42,000. Through May 31, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the sale of the Units held outside of the Trust Account and loans in an aggregate of $325,000 from an initial shareholder, which were evidenced by convertible promissory notes. Of the $407,000 initially held outside of the Trust Account, $200,000 was used to repay other amounts previously loaned to us by the initial shareholder prior to the Offering. In addition to these convertible notes, Fortress paid for professional services provided to us for $7,715 and had deferred payment of their administrative service fee of $175,000 through May 31, 2016. Effective May 20, 2016, this shareholder forgave all deferred amounts owed under the administrative service arrangement, which was recorded as capital contribution in our unaudited condensed financial statements.

In June 2016, the new management loaned us for an aggregate amount of $1 million. Of these, an aggregate amount of $629,120, or $0.20 for each Public Share that was not converted during the Meeting, was deposited in the Trust Account, and the remaining amount of $370,880 was loaned to the Company for working capital needs. As a result, the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.40 per share. The loan from the new management is evidenced by a promissory note, and is unsecured, non-interest bearing, and due at the consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of such note may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. The terms of the Units will be identical to the Units issued by us in the Initial Public Offering, except that the Warrants included in such Units will be non-redeemable by us and will be exercisable for cash or on a “cashless” basis. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units. If a Business Combination is not consummated, the note will not be repaid and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available to it outside of the Trust Account.

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

We believe we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or December 12, 2016. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2016, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended May 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial Business Combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial Business Combination or December 31, 2015. Simultaneous with the consummation of the Initial Public Offering, we consummated the Private Placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an initial shareholder that was an affiliate of our former executive officers and 20,000 were purchased by EBC, Inc., the representative of the underwriters of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 17, 2014, an amount of $40.9 million from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units, net of fees associated with the Initial Public Offering was placed in the Trust Account and was invested in U.S. government treasury bills, bonds or notes with a maturity of 180 days or less or in money market funds selected by us meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company.

On December 24, 2014, we consummated the closing of the sale of 200,000 Units which were sold pursuant to the underwriters’ over-allotment option. We also consummated a simultaneous private placement of an additional 1,000 Private Placement Units to EBC. Following the closing of the over-allotment an additional of $1.95 million of net proceeds was placed in the Trust Account, amounting to approximately $42.85 million (approximately $10.20 per Unit) held in Trust Account.

Costs relating to the Initial Public Offering approximated $1.84 million and were charged to additional paid in capital.

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

Dated: July 15 2016

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Name: Edward J. Fred
Title: Chief Executive Officer

