Form 10-Q
period 2016-08-31
Origo Acquisition Corp
filed 2016-10-14
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 14, 2016, 4,481,599 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

(formerly CB Pharma Acquisition Corp.)

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Balance Sheets

	August 31, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$233,396	$26,192
Prepaid expenses and other assets	36,267	37,328
Total current assets	269,663	63,520
Cash and marketable securities held in Trust Account	32,828,238	42,873,844
Total Assets	$33,097,901	$42,937,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$102,251	$16,780
Accounts payable - related party	7,715	122,715
Notes payable - related parties	1,292,665	150,000
Total Current Liabilities	1,402,631	289,495

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 2,557,018 and 3,688,039 shares at conversion value at August 31, 2016 and November 30, 2015, respectively	26,695,268	37,647,868

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at August 31, 2016 and November 30, 2015	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,924,581 and 1,847,961 shares issued and outstanding at August 31, 2016 and November 30, 2015, respectively (excluding 2,557,018 and 3,688,039 shares subject to conversion at August 31, 2016 and November 30, 2015, respectively)	192	185
Additional paid-in capital	5,763,788	5,392,341
Accumulated deficit	(763,978)	(392,525)
Total Shareholders' Equity	5,000,002	5,000,001
Total Liabilities and Shareholders' Equity	$33,097,901	$42,937,364

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Statements of Operations

(Unaudited)

	For the three months		For the nine months
	ended August 31,		ended August 31,
	2016	2015	2016	2015
Operating costs	$147,166	$98,142	$421,874	$219,091
Operating cost - related party	-	30,000	60,000	85,000
Loss from operations	(147,166)	(128,142)	(481,874)	(304,091)
Interest income	16,065	4,204	110,421	23,699
Net loss	$(131,101)	$(123,938)	$(371,453)	$(280,392)

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$(0.20)	$(0.16)

Weighted average shares outstanding, basic and diluted (1)	1,859,367	1,824,974	1,856,926	1,769,817

(1) This number excludes an aggregate of up to 2,557,018 and 3,698,656 shares subject to conversion for the three and nine months ended August 31, 2016 and 2015, respectively

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Condensed Statement of Cash Flows

(Unaudited)

	For the nine months ended August 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(371,453)	$(280,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(110,421)	(23,699)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,061	(65,871)
Accounts payable and accrued expenses	85,471	7,502
Accounts payable - related party	60,000	92,715
Net cash used in operating activities	(335,342)	(269,745)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(629,120)	(42,845,000)
Interest released from Trust Account	29,001	-
Withdrawal from Trust Account upon redemption	10,756,146	-
Net cash provided by (used in) investing activities	10,156,027	(42,845,000)

Cash Flows from Financing Activities
Proceeds from note payable to related parties	1,175,000	100,000
Repayment of note payable to related parties	(32,335)	(200,000)
Proceeds from underwriters unit purchase option	-	100
Proceeds from initial public offering, net of offering costs	-	40,292,131
Proceeds from private placement	-	2,860,000
Redemption of ordinary shares subject to possible conversion	(10,756,146)	-
Net cash provided by (used in) financing activities	(9,613,481)	43,052,231

Net increase (decrease) in cash and cash equivalents	207,204	(62,514)

Cash and cash equivalents - beginning	26,192	100,170

Cash and cash equivalents - ending	$233,396	$37,656

Supplemental disclosure of noncash investing and financing activities:
Initial value of ordinary shares subject to possible conversion	$-	$37,950,773
Change in value of ordinary shares subject to possible conversion	$196,454	$(199,333)
Reclassification of deferred offering cost to additional paid-in capital	$-	$136,837
Conversion of accounts payable - related party to additional paid in capital	$175,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

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

All activity through August 31, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as defined below and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. As of August 31, 2016, the amount held in Trust was reduced to approximately $32.8 million in connection with the Extension as discussed below.

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

In connection with the Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of the Company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of the Company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of the Company. On May 20, 2016, the Initial Shares (as defined below) were transferred to the new management in connection with the resignation of the then-officers and directors of the Company upon the consummation of the Extension.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

At the Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) were removed from the Trust Account to pay such holders. Because the Extension amendment was approved, as indicated in the Company’s proxy statement relating to the Meeting, the new management of the Company provided a loan to the Company of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, and deposited in the Trust Account. As a result, as of August 31, 2016, the Company currently has approximately $32.8 million in Trust Account, and the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.44 per share.

The Company’s new Chief Executive Officer has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations, and working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering, including their subsequent transferees (collectively the “Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

If the Company has not completed a Business Combination by December 12, 2016, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is required to liquidate, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

Liquidity

As of August 31, 2016, the Company had a balance of cash and cash equivalents of approximately $233,000, which excludes interest income available to the Company for working capital purpose of approximately $110,000 from the Company's investments in the Trust account. Through August 31, 2016, the Company's liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment, and the Private Placement Units held outside of the Trust Account, and loans in the form of convertible promissory notes, including an aggregate principal amount of $1 million from the new management following the Extension, of which $370,880 was provided for the Company’s working capital needs (see Note 5), and $325,000 from Fortress. The Company re-paid approximately $32,000 to the new management in June 2016. In addition to these convertible notes, Fortress paid for professional services provided to the Company in the amount of $7,715 and had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress agreed to converted the deferred administrative service fee to capital.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015 filed with the SEC on February 29, 2016.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

Emerging Growth Company

Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (“Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2016, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $32.1 million in mutual funds and approximately $629,000 in cash. At August 31, 2016, there was approximately $110,000 of interest income held in the Trust Account available to be released to the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 2,557,018 and 3,698,656 Ordinary Shares subject to possible conversion at August 31, 2016 and 2015, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 26, 2014, the evaluation was performed for the 2014 and 2015 tax year, which will be the only period subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of August 31, 2016 and 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the Balance Sheet date up to the date these financial statements were available to be issued.  Based on the evaluation, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

Note 5 – Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being compulsory repurchased on January 5, 2015. On May 20, 2016, the Initial Shares were transferred to the new management in connection with the resignation of the then-officers and directors of the Company upon the consummation of the Extension.

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

Notes Payable and Advance to Related Party

As of August 31, 2016, the Company had issued an aggregate of $325,000 convertible promissory notes to Fortress to evidence loans made by such shareholder to the Company. All of these loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of the convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

The new management loaned the Company an aggregate of $1 million in June 2016. Of these, an aggregate amount of $629,120, or $0.20 for each Public Share that was not converted in connection with the Extension, was deposited in the Trust Account, and the remaining amount of $370,880 was loaned to the Company for working capital needs. The loan from the new management is evidenced by a promissory note, and is unsecured, non-interest bearing, and payable at the consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of such note may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account. The Company re-paid approximately $32,000 to the new management in June 2016.

Administrative Service Fee

Commencing on December 12, 2014, the Company had agreed to pay an Initial Shareholder a monthly fee of $10,000 for general and administrative services. As of May 19, 2016, amount due to such Initial Shareholder was approximately $183,000; of which approximately $175,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by such Initial Shareholder. On May 20, 2016, this arrangement was terminated, and such Initial Shareholder agreed that all amounts owed under such arrangement, or $175,000, were contributed to capital.

Note 6 - Commitments

Material Agreements

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

Other agreements

In August 2016, the Company entered into an agreement with a legal counsel to assist the Company with potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and the Company has agreed to pay a portion of the invoices and the remaining amount will be deferred until the consummation of the Business Combination. In addition, the Company agreed to pay a monthly fee to the counsel to review the periodic reports.

Origo Acquisition Corporation

(formerly CB Pharma Acquisition Corp.)

Notes to Condensed Financial Statements

August 31, 2016

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

As of August 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

As of November 30, 2015, the Company has an aggregate of 5,536,000 Ordinary Shares outstanding. Of these, an aggregate of 3,688,039 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet. At the Meeting on June 10, 2016, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 4,481,599 Ordinary Shares outstanding as of August 31, 2016. Of these, an aggregate of 2,557,018 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet

Item 2. Management’s Discussion and Analysis.

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of $1.37 million of underwriting fees, was placed in a Trust Account immediately after the sales and invested in U.S. government treasury bills.

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

In connection with the Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of our company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of our company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of our company. On May 20, 2016, the Initial Shares were transferred to the new management in connection with the resignation of the then-officers and directors of our company upon the consummation of the Extension.

During the Meeting, shareholders holding 1,054,401 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) was removed from the Trust Account to pay such holders. Because the Extension Amendment was approved, as indicated in our proxy statement relating to the Meeting, our new management provided a loan us of $0.20 for each Public Share that was not converted, for an aggregate of approximately $629,000, and deposited in the Trust Account. As a result, as of August 31, 2016, we currently have approximately $32.8 million in Trust Account, and the conversion amount per share in any subsequent Business Combination or liquidation will be approximately $10.44 per share. Such funds will be invested as described above until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our Ordinary Shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible Ordinary Shares (including Ordinary Shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as stockholders’ equity. Our Ordinary Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible conversion at conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the three months ended August 31, 2016, we had net losses of approximately $131,000, which consisted of operating expenses of approximately $147,000 offset by interest income from our Trust Account of approximately $16,000. For the three months ended August 31, 2015, we had net losses of approximately $124,000, which consisted of operating expenses of approximately $128,000 offset by interest income from our Trust Account of approximately $4,000.

For the nine months ended August 31, 2016, we had net losses of approximately $371,000, which consisted of operating expenses of approximately $482,000 offset by interest income from our Trust Account of approximately $110,000. For nine months ended August 31, 2015, we had net losses of approximately $280,000, which consisted of operating expenses of approximately $304,000 offset by interest income from our Trust Account of approximately $24,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of August 31, 2016, we had a balance of cash and cash equivalents of approximately $233,000. Through August 31, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment, and the Private Placement Units held outside of the Trust Account and loans in the form of convertible promissory notes in an aggregate principal amount of $1 million from the new management following the Extension, of which $370,880 was provided for our working capital needs, and $325,000 from Fortress. We re-paid approximately $32,000 to the new management in June 2016.

All of these loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of the $1 million note from the new management may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units. Fortress has agreed to convert the principal balance of the convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account.

In addition to these convertible notes, Fortress paid for professional services provided to us for $7,715 and had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress forgave all deferred amounts owed under the administrative service arrangement, which was recorded as capital contribution in our unaudited condensed financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2016, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended August 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2016, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion if the Trust Account in connection with the Extension amendment. As a result, an aggregate of approximately $10.76 million (or $10.20 per share) were removed from the Trust Account to pay such holders.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 14, 2016

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Name: Edward J. Fred
Title: Chief Executive Officer