Form 10-K
period 2016-11-30
Origo Acquisition Corp
filed 2017-01-18
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36757

ORIGO ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

708 Third Avenue New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 634-4512

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Redeemable Warrants, each to purchase one half of one Ordinary Share	The NASDAQ Stock Market LLC

Rights, each exchangeable into one tenth of one Ordinary Share	The NASDAQ Stock Market LLC

Units, each consisting of one Ordinary Share, one Redeemable Warrant and one Right	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of May 31, 2016, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $10,605,000 (based on a closing price of $10.10 per share on May 31, 2016, the last trading day prior to May 31, 2016).

As of January 11, 2017, there were 4,445,005 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference

NONE.

PART I

ITEM 1. BUSINESS

Origo Acquisition Corporation (the “Company”, “we”, “our” and “us”) is a blank check company formed on August 26, 2014 under the name CB Pharma Acquisition Corp. for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. The Company’s efforts in identifying a prospective target business is not limited to a particular industry or geographic region of the world.

On December 17, 2014, we closed our initial public offering (the “IPO” or “initial public offering”) of 4,000,000 units (“Unit”), with each unit consisting of one ordinary share, par value $0.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of an initial business combination (a “business combination”) and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of a business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s former executive officers and the original holder of a majority of the Company’s ordinary shares prior to the IPO, and 20,000 were purchased by EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the IPO.

On December 24, 2014, we consummated the sale of an additional 200,000 Units upon the partial exercise of the over-allotment option (the “Over-Allotment”). The Units from the IPO (including the Over-Allotment) were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $42,000,000. In a private sale that took place simultaneously with the consummation of the exercise of the Over-Allotment, EBC purchased an additional 1,000 Private Placement Units at $10.00 per unit for a total consideration of $10,000. An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“trust account”) immediately after the sales and invested in U.S. government treasury bills.

Prior to our IPO, our original initial shareholders purchased an aggregate of 1,050,000 initial shares (the “Initial Shares”) from us for an aggregate of $25,000.

On May 20, 2016, we entered into an agreement (the “Transfer Agreement”) with the holders of the initial shares (the holders of the initial shares (including the transferees described herein) being referred to as the “initial shareholders”) and each of EJF Opportunities, LLC, Stephen B. Pudles, Jose M. Aldeanueva, Jeffrey J. Gutovich Profit Sharing Plan and Barry Rodgers (collectively being referred to as the “investors”) pursuant to which the initial shareholders transferred to the investors the 1,050,000 initial shares held by them. Our former directors also (i) appointed Edward J. Fred, Jose M. Aldeanueva, Stephen B. Pudles, Jeffrey J. Gutovich and Barry Rodgers as members of our board of directors and Messrs. Fred and Aldeanueva as Chief Executive Officer and President and Chief Financial Officer, Treasurer and Secretary of the Company, respectively (such new officers and directors collectively referred to herein as the “Current Management”), and (ii) tendered their resignations to be effective upon approval of the Initial Extension (as defined below) in June 2016.

On June 10, 2016, we held an extraordinary general meeting of shareholders (the “June Meeting”). At the June Meeting, the shareholders approved each of the following items: (i) the extension of the date by which we had to consummate a business combination from June 12, 2016 to December 12, 2016 (the “Initial Extension”), (ii) an amendment to the amended and restated memorandum and articles of association (the “charter”) to allow the holders of public shares (the “Public Shareholders”) to elect to convert their public shares (the “public shares”) into their pro rata portion of the funds held in the trust account, and (iii) to change the Company’s name from “CB Pharma Acquisition Corp.” to “Origo Acquisition Corporation” (the “Name Change”). Under Cayman Islands law, the amendments to the charter took effect upon their approval.

At the June Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, our Current Management provided a loan to us of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, which was deposited this in the trust account. In addition to the contribution, the Current Management (the “Lender”) loaned to us an additional amount of approximately $371,000 for our working capital needs, for an aggregate amount of $1,000,000. The loan was evidenced by a promissory note (the “Note”) and was unsecured, non-interest bearing and is payable at our consummation of a business combination. As issued, the Note did not bear interest, and up to $175,000 of the principal amount of the Note is convertible at the option of the Lender into 17,500 private placement units (consisting of one ordinary share, one right and one warrant for one-half of an ordinary share) at $10.00 per unit. The terms of the units are identical to the units issued by us in our initial public offering except that the warrants included in such units are non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 private placement units. If a business combination is not consummated, the Note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On December 12, 2016, we held an annual meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders approved each of the following items: (i) an amendment to the charter to extend the date by which we must consummate a business combination from December 12, 2016 to March 12, 2017 (the “Second Extension”), (ii) the election of Barry Rodgers as a Class A director, to serve until the 2019 annual meeting of shareholders or until his successor is elected and qualified, and (iii) to direct the ratification of the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the year ending November 30, 2016. Under Cayman Islands law, the amendments to the charter took effect upon their approval.

At the December Meeting, shareholders holding 36,594 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, $380,580 (or approximately $10.40 per share) was removed from the trust account to pay such holders. In connection with the Second Extension, the Current Management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each public share that was not converted, was deposited in the trust account. In exchange for the additional funding, we and the Lender entered into an amendment to the Note pursuant to which: (i) the principal amount of the Note was increased by $320,000, and (ii) the Note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 5.5% per annum up to a maximum of $32,335 in interest, which interest will be payable on the due date for payment of the principal of the Note.

Recent Developments

On December 19, 2016, we entered into a Merger Agreement (the “Merger Agreement”) with Aina Le’a Inc., a Delaware corporation (“Aina Le’a”), Aina Le’a Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Aina Le’a (“Merger Sub”), and Jose Aldeanueva, in the capacity as the representative for the stockholders of the Company and their successors and assign (the “OAC Representative”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, we will cease to exist and the holders of the Company’s equity securities and warrants, options and rights to acquire or convert into the Company’s equity securities will convert into Aina Le’a equity securities and warrants, options and rights to acquire or convert into Aina Le’a equity securities. The description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement which was filed with the SEC on December 23, 2016 on Form 8-K.  You are urged to read the entire Merger Agreement and the other exhibits attached thereto.  Our board of directors has approved the Merger Agreement. Unless specifically stated, this Annual Report does not give effect to the Merger and does not contain the risks associated with the Merger. Such risks and effects relating to the Merger will be included in our preliminary proxy statement and definitive proxy statement to be filed with the SEC.

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business may exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

With respect to the Merger, pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement, we will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving entity. As a result of the consummation of the Merger, we will cease to exist and the holders of our equity securities and warrants, options and rights to acquire or convert into our equity securities will convert into Aina Le’a equity securities and warrants, options and rights to acquire or convert into Aina Le’a equity securities.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds held in trust available for our initial business combination in the amount of $32,657,327 as of December 31, 2016 ($32,728,640 as of November 30, 2016), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business until we complete a business combination, including the Merger. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our share capital, debt or a combination of these, as well as the contributions made by our Current Management in connection with the June Meeting and December Meeting, in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, which may include the Merger, the proceeds are not otherwise being designated for any more specific purposes. A business combination (if not Aina Le’a pursuant to the Merger) may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

Target business candidates have and may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. These sources have and may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. To the extent we engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we have and may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines. A discussion of Aina Le’a will be included in our preliminary proxy statement and definitive proxy statement to be filed with the SEC.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. A business combination can be structured where we acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business (such as the Merger). We can also structure a business combination where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. We did not obtain such an opinion in connection with the Merger.

Business Combination Procedures

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, as described below, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account or sell any public shares to us in any tender offer in connection with a proposed business combination. If we determine to engage in a tender offer, such tender offer will be structured so that each public shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer at such time (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. For the Merger, we intend to seek shareholder approval of the Merger with Aina Le’a at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the Merger, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. The $5,000,001 net tangible asset value would be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to EBC in an amount equal to 4.0% of the total gross proceeds raised in the offering as described elsewhere in this annual report, any out-of-pocket expenses incurred by our initial shareholders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. With respect to the Merger, as part of the closing conditions, we must (i) have net tangible assets of at least $5,000,001 after giving effect to any redemptions of public shareholders required by our organizational documents and our IPO prospectus (the “Closing Redemption Offer”), and (ii) after giving effect to the Closing Redemption Offer and deducting any unpaid transaction expenses, extension costs and deferred IPO offering costs, have cash and cash equivalents of at least $15,000,000.

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

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Any such conversions will be effected under our charter, as amended, and Cayman Islands law as repurchases. A holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the ordinary shares sold in our initial public offering. Accordingly, all shares in excess of 30% of the shares sold in our initial public offering held by a holder will not be converted to cash. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote is held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 30% of the ordinary shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

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

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Once the shares are converted by the beneficial holder, and effectively repurchased by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights.

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

Automatic Liquidation of trust account if No Business Combination

If we do not complete a business combination by March 12, 2017, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $315 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private shares and to vote their insider shares and private shares in favor of any dissolution and liquidation proposal which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants and rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.50.

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

Fortress had agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. As part of the resignations and appointment of the Current Management (as described elsewhere in this Annual Report), Mr. Fred, our Chief Executive Officer, agreed to be responsible for such obligations and Fortress has been released from such obligations. However, we cannot assure you that Mr. Fred will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.50, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.50 per share.

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

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

•	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to pay EBC a fee of 4.0% of the gross proceeds of the IPO upon consummation of our initial business combination

•	our obligation to either repay or issue Private Placement Units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders and current or former officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

If we succeed in effecting a business combination, including the Merger, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, including the Merger, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Unless specifically stated, this Annual Report does not give effect to the Merger and does not contain the risks associated with the Merger. A discussion on the risks and effects relating to the Merger will be included in our preliminary proxy statement and definitive proxy statement to be filed with the SEC.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until March 12, 2017 before receiving liquidation distributions.

We have until March 12, 2017 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm has expressed in its report on our financial statements included as part of this Annual Report a substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from our ability to continue as a going concern. Moreover, there is no assurance that we will consummate our initial business combination, including the Merger. These factors raise substantial doubt about our ability to continue as a going concern.

The requirement that we complete an initial business combination by March 12, 2017 may give potential target businesses leverage over us in negotiating a business transaction.

We have until March 12, 2017 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

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

As of December 31, 2016, we had approximately $54,000 available to us outside the trust account to fund our working capital requirements (approximately $108,000 as of November 30, 2016). This amount was comprised of approximately $54,000 available in our operating account and approximately $0 of interest income available to us for working capital purpose from our investments in the trust account. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital, as well as any funds from Current Management’s ability to fund our working capital needs. To this end, the Current Management already loaned to us an aggregate of approximately $1.3 million, of which approximately $380,000 was provided for working capital needs. We will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.50.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, Mr. Fred, our Chief Executive Officer, has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, Mr. Fred may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.50, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.50.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our charter, as amended, provides that we will continue in existence only until March 12, 2017 unless we complete an initial business combination by such date.

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

If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, Mr. Fred, our Chief Executive Officer, has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of US$15,000 and to imprisonment for five years in the Cayman Islands.

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

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights and warrants may expire worthless unless converted and/or exercised.

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

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

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

Other than Aina Le’a, we have not yet selected a particular industry or target business with which to complete a business combination and are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate other than the business and industry in which Aina Le’a operates.

We are not limited in locations or industries for our target businesses and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire other than Aina Le’a. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

If Nasdaq delists our securities from quotation on its exchange, we would not be required to complete a business combination with a target business or businesses meeting specific fair market value requirements.

If Nasdaq delists our securities from listing on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

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

Our officers and directors have waived their right to convert their insider shares, private shares or any other ordinary shares, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Their private rights, private warrants and any other rights or warrants they acquire will also be worthless if we do not consummate an initial business combination. In addition, our officers and directors have and may continue to loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. In the Merger, we are required, as a closing condition, after giving effect to the Closing Redemption Offer and deducting any unpaid transaction expenses, extension costs and deferred IPO offering costs, to have cash and cash equivalents of at least $15,000,000.  If the number of our shareholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until March 12, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

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

Our initial shareholders and former and current officers and directors control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders and former and current officers and directors collectively own approximately 23.6% of our issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our current and former officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or private placement or in the aftermarket in favor of such proposed business combination.

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

We have outstanding rights, warrants and unit purchase options that may result in the issuance of additional securities. Additionally, to the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at 708 Third Avenue, New York, NY, which we lease at rate of $100 per month from an unaffiliated third party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “OACQU.” The ordinary shares, rights and warrants are listed on the Nasdaq under the symbols “OACQ,” “OACQR” and “OACQW,” respectively. Units not separated continue to be listed under the symbol “OACQU.”

The following table sets forth the range of high and low sales prices for the units, ordinary shares, rights and warrants for the periods indicated since the units commenced public trading on December 12, 2014, and since the ordinary shares, rights and warrants commenced public trading on January 7, 2015.

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low

2016-2017:
First Quarter*	10.5 0	10.50	10.41	10.10	0.42	0.1016	0.33	0.05

2015-2016:
Fourth Quarter	10.60	10.50	10.35	10.30	0.16	0.115	0.1498	0.0597
Third Quarter	10.60	10.25	10.25	10.19	0.19	0.11	0.15	0.055
Second Quarter	10.34	10.21	10.15	10.00	0.17	0.06	0.146	0.04
First Quarter	10.54	10.15	10.10	9.75	0.33	0.15	0.222	0.07

*Through January 11, 2017

Holders

As of January 11, 2017, there were 3 holders of record of our units, 6 holders of record of our ordinary shares, 1 holder of record of our rights and 1 holder of record of our warrants.

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

Use of Proceeds

On December 17, 2014, we closed our initial public offering of 4,000,000 units, with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. On December 24, 2014, we sold an additional 200,000 units to EBC upon the exercise notice of the Over-Allotment. The units from the initial public offering (including the Over-Allotment) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $42,000,000.

Simultaneous with the consummation of the initial public offering, we consummated the private placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress, an affiliate of one of our former executive officers, and 20,000 were purchased by EBC in the initial public offering. Simultaneously with the consummation of the exercise of the Over-Allotment, EBC purchased an additional 1,000 Private Placement Units at $10.00 per unit for $10,000.

EBC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-99558). The Securities and Exchange Commission declared the registration statement effective on December 12, 2014.

We paid total transaction costs of approximately $1,845,000, inclusive of $1,365,000 of underwriting fees. After deducting the underwriting discounts and commissions and the offering expenses, an aggregate of $42,845,000 was deposited into the trust account. As of December 31, 2016, proceeds not held in trust account were approximately $54,000 ($97,000 as of November 30, 2016). Interest income from our investments in trust was $0 as of December 31, 2016 ($11,000 as of November 30, 2016). The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2016, there was $32,657,327 held in the trust fund, including interest ($32,728,640 as of November 31, 2016).

At the June Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, our Current Management provided a loan to us of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, which was deposited in the trust account. In addition to the contribution, the Lender loaned to us an additional $370,880 for our working capital needs, for an aggregate amount of $1,000,000 evidenced by the Note.

At the December Meeting, shareholders holding 36,594 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, $380,580 (or approximately $10.40 per share) was removed from the trust account to pay such holders. In connection with the Second Extension, the Current Management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each public share that was not converted, was deposited in the trust account. In exchange for the additional funding, we and the Lender entered into an amendment to the Note pursuant to which the principal amount of the Note was increased by $320,000.

 Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended November 30, 2016.

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

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Origo Acquisition Corporation, except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On December 17, 2014, we consummated our Initial Public Offering of 4,000,000 units, generating gross proceeds of $40 million, with each unit consisting of one Ordinary Share, one Right to receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an initial shareholder who was an affiliate of our former executive officers and 20,000 were purchased by EBC. On December 24, 2014, we consummated the closing of the sale of 200,000 Units, which were sold pursuant to the underwriters’ Over-Allotment, and an additional 1,000 Private Placement Units to EBC in a simultaneous Private Placement, generating $2.01 million in gross proceeds.

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

 On June 10, 2016, we held the June Meeting, at which the shareholders approved each of the following items: (i) the Initial Extension, (ii) an amendment to the charter to allow the Public Shareholders to elect to convert their public shares into their pro rata portion of the funds held in the trust account if the Initial Extension is approved, and (iii) the Name Change.

In connection with the Initial Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of our company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of our Company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of our company. On May 20, 2016, the initial shares were transferred to the new management in connection with the resignation of the then-officers and directors of our company upon the consummation of the Initial Extension.

 During the June Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, the Current Management provided a loan to us of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, which was deposited in the trust account. In addition to the contribution, the Lender loaned us an additional $370,880 for our working capital needs, for an aggregate amount of $1,000,000. The loan was evidenced by the Note and was unsecured, non-interest bearing and is payable at our consummation of a business combination. As issued, the Note did not bear interest, and up to $175,000 of the principal amount of the Note is convertible at the option of the Lender into 17,500 private placement units (consisting of one ordinary share, one right and one warrant for one-half of an ordinary share) at $10.00 per unit. The terms of the units are identical to the units issued by us in our initial public offering except that the warrants included in such units are non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 units. If a business combination is not consummated, the Note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account. As a result, as of November 30, 2016, we had approximately $32.8 million in the trust account, and the conversion amount per share in any subsequent business combination or liquidation was approximately $10.40 per share. Such funds are invested as described above and will be until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the trust account.

On December 12, 2016, we held the December Meeting, at which the shareholders approved the Second Extension. In connection with the Second Extension, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the trust account to pay such shareholders. As the Second Extension was approved, our management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each Public Share that was not converted, was deposited in the trust account to increase the conversion amount per share in any subsequent business combination or liquidation to approximately $10.50 per share.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

On December 19, 2016, we entered into the Merger Agreement with Aina Le’a, a residential and commercial real estate developer of distinctive master-planned communities in Hawaii. Pursuant to the terms of the Merger Agreement, we will merge with and into the Merger Sub, a newly formed subsidiary of Aina Le’a, with Merger Sub continuing as the surviving entity. As a result of the consummation of the Merger, we will cease to exist, and the holders of our equity securities and warrants, options and rights to acquire or convert into our equity securities will convert into Aina Le’a equity securities and warrants, options and rights to acquire or convert into Aina Le’a equity securities. The business combination is subject to the approval of our stockholders, as well as other closing conditions.

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

 Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of the IPO on December 17, 2014 was in preparation for that event. Subsequent to the IPO, our activity has been limited to the evaluation of business combination candidates, including Aina Le’a, and we will not be generating any operating revenues until the closing and completion of our initial business combination, including the Merger. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2016, we had net losses of approximately $716,000, which consisted of operating expenses of approximately $842,000, offset by interest income from our Trust Account of approximately $126,000. For the year ended November 30, 2015, we had net losses of approximately $384,000, which consisted of operating expenses of approximately $413,000 offset by interest income from our Trust Account of approximately $29,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

Through November 30, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units held outside of the Trust Account and proceeds from the convertible note in an aggregate original principal amount of $1 million from the Current Management (“Note”) following the Initial Extension, of which $370,880 was provided for our working capital needs, and $325,000 from Fortress under the form of unsecured, non-interest bearing convertible note. We re-paid approximately $32,000 to Current Management in June 2016. In addition to these convertible notes, Fortress had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress agreed to convert the deferred administrative service fee of $175,000 to capital.

In December 2016, Current Management loaned us an additional amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted, was deposited in the Trust Account, and the remaining balance of approximately $9,000 was provided for working capital purposes. In exchange for the additional funding, on December 16, 2016, we amended the Note, pursuant to which: (i) the principal amount of the note was increased by $320,000, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 5.5% per annum up to a maximum of $32,335 in interest, which interest will be payable on the due date for payment of the principal of the Note.

These convertible notes are unsecured and are payable to Fortress and Current Management upon consummation of a business combination, including the Merger. Upon consummation of a business combination, up to $175,000 of the principal balance of the $1.3 million Note from Current Management may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 Private Placement Units. Fortress has agreed to convert its principal balance of the convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a business combination. The terms of the units into which these convertible promissory notes will convert will be identical to the Private Placement Units. If a business combination is not consummated, these convertible notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company has funds available outside of the trust account.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, upon consummation of our initial business combination, including the Merger. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we may have incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2016, we had approximately $97,000 in cash and cash equivalents, approximately $11,000 in interest income available to us for working capital purpose of from our investments in the Trust account, and a working deficit of approximately $1.4 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 12, 2017. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC ("Underwriting Agreement"). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial Business Combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential Business Combination and the target business' attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders' fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2016.

Other agreements

In August 2016, we entered into an agreement with a legal firm to assist us with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and we have agreed to pay a portion of the invoices and the remaining amount will be deferred until the consummation of the Business Combination. As of November 30, 2016, the aggregate amount deferred was approximately $253,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2016.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2016, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Our management’s assessment of the effectiveness of our internal control system as of November 30, 2016 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of November 30, 2016.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an smaller reporting company emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward J. Fred	57	Chief Executive Officer, President and Director
Jose M. Aldeanueva	48	Chief Financial Officer, Treasurer, Secretary and Director
Stephen B. Pudles	56	Director
Jeffrey J. Gutovich	60	Director
Barry Rodgers	77	Director

Edward J. Fred has served as our Chief Executive Officer, President as a director since June 2016. He brings over 35 years of experience in the executive and financial management of publicly-traded and privately-held companies, including nearly 30 years in the aerospace and defense industry. Mr. Fred retired from CPI Aerostructures, Inc. in March 2014 having been an officer commencing in February 1995 and a director commencing in January 1999. He was CPI’s controller from February 1995 to April 1998, when he was appointed chief financial officer, a position he held until June 2003 and then from January 2004 to May 2004. He was executive vice president from May 2000 until December 2001 and was appointed President in January 2002 and Chief Executive Officer in January 2003 and served in such capacities until he retired. For approximately ten years prior to joining CPI, Mr. Fred served in various positions for the international division of Grumman, where he last held the position of controller. Mr. Fred serves on the Board of Trustees of Island Harvest and is active in The March of Dimes, the Sid Jacobson Community Center, 1 in 9 Breast Cancer Action Coalition - Hewlett House (co-founder of a golf outing that has raised nearly $500,000 for this cause), the Salvation Army, the Coalition Against Child Abuse & Neglect, the Children’s Sports Connection, and The Cradle of Aviation. Mr. Fred is a director on the board of directors of TOMI Environmental Solutions, Inc. (“TOMI”) since January 2016 and serves on TOMI’s Audit Committee, Compensation Committee and Nominating and Governance Committee. Mr. Fred holds a Bachelor of Business Administration in Accounting from Dowling College and an Executive MBA from Hofstra University. We believe Mr. Fred is well-qualified to serve as a member of our board of directors due to his business experience and contacts.

Jose Aldeanueva has served as our Chief Financial Officer, Treasurer, Secretary and as a director since June 2016. He brings 20 years of strategic advisory, mergers and acquisitions, corporate finance and industrial operations experience. Mr. Aldeanueva founded Stone Capital, an independent advisory practice focused on founder-owned growth companies and direct private investments, in 2007. Since its founding, Stone Capital has advised NASDAQ-listed and privately held companies in a broad range of industries such as energy, telecom services, financial services, real estate, private banking, and aviation and aerospace. Prior to Stone Capital, Mr. Aldeanueva held global client responsibilities for the energy sector with HSBC Corporate Investment Banking and Markets in New York from 2005 to 2007. His previous experience includes investment banking roles with Credit Suisse, PaineWebber and Hill Street Capital, as well as industrial operating roles with General Electric. Mr. Aldeanueva holds an MBA from the University of Chicago, a MS in Industrial Engineering from Columbia University, and a BS in Aerospace Engineering from the University of Notre Dame. We believe Mr. Aldeanueva is well-qualified to be a member of our board of directors due to his business experience and contacts.

Stephen Pudles has served as a director of the Company since June 2016. He brings over 30 years of executive experience in the aerospace, electronics and defense industries. Mr. Pudles has been retired since 2013. Prior to his retirement, Mr. Pudles served as the Chief Executive Officer of Spectral Response, an electronic contract manufacturing services company that was sold to Hunter Technology in 2014. Prior to this, Mr. Pudles was with API Nanotronics Corp. where he was Chief Executive Officer from April 2008 to June 2011 and a director from November 2008 to June 2011. From 2000 until joining API, Mr. Pudles was employed by OnCore Manufacturing Services LLC (formerly known as Nu Visions Manufacturing LLC) (“OnCore”), where he served as President and CEO from 2002 to 2007, Executive Vice President from 2007 until joining API, and Vice President from 2000 to 2001. OnCore is a contract manufacturer of printed circuit boards and other electronic hardware. Previously, he has held senior management positions with Tanon Manufacturing, Electronic Associates, IEC and Restor Industries. Mr. Pudles has a Masters of Science in management and a Bachelor of Engineering from Stevens Institute of Technology in Hoboken, New Jersey. We believe Mr. Pudles is well-qualified to serve as a member of our board of directors due to his business experience and contacts.

 Jeff Gutovich has served as a director of the Company since June 2016. He brings over 30 years of entrepreneurial and executive experience that includes financial services, aviation and aerospace buy-out and operations. In February 2004, Mr. Gutovich founded Sentry Financial Services Group, Inc., a Los Angeles-based firm specialized in wealth preservation, tax minimization, and insurance strategies across a broad asset spectrum that includes aviation and aerospace, and has served as its Chief Executive Officer since its founding. Prior to Sentry, Mr. Gutovich co-founded Financial Resources Group, a professional services practice specialized in insurance, retirement and estate planning, employee benefits, and asset management, in 1986. Also in 1986, Mr. Gutovich was a partner in the leverage buyout team that acquired four operating companies from Lear Siegler, a Fortune 500 industrial conglomerate. He served as an executive officer of the new entity, BFM Aerospace Corporation, where he was responsible for corporate human resources and risk management. BFM Aerospace was sold in 1992. Mr. Gutovich began his career in 1975 as a corporate pilot. He currently maintains his commercial pilot credentials and consults with other families that have an interest in aviation related assets or activities. We believe Mr. Gutovich is well-qualified to serve as a member of our board of directors due to his business experience and contacts.

Barry Rodgers has served as a director of the Company since June 2016. He brings 50 years of entrepreneurial and executive experience, including over 30 years in the aerospace, defense, and electronics industries.  Mr. Rodgers is the founder of Rodgers Consulting Services, an independent corporate advisory practice he founded in September 2010.   Mr. Rodgers’ aerospace background includes a 20-year career with Lear Siegler, a Fortune 500 industrial conglomerate with a leading aerospace and defense business.  The company was acquired by Forstmann Little & Co in a leveraged buy-out in December 1986.  Prior to the leveraged buy-out, Mr. Rodgers served as Corporate Vice President for all of Lear Siegler’s Electronics and Material Handling Companies from July 1985 until December 1986.  After the leveraged buy-out, he was responsible for managing the companies initially identified as divestitures under Forstmann Little’s ownership that ended in June 1987.  During his career at Lear Siegler, Mr. Rodgers held a variety of engineering and executive roles of increasing responsibility that included work in the field of unmanned aircraft vehicles for the U.S. Air Force and the design and implementation of digital Fly by Wire systems for a variety of military aircraft.  After leaving Lear Siegler in April 1987, Mr. Rodgers was one of three founders of an investments firm, Raebarn Partners, which orchestrated a leveraged buy-out of a number of Lear Siegler businesses to form BFM Aerospace in November 1987.  He served as Chairman and Chief Executive Officer of BFM Aerospace from its formation in November 1987 until its sale was completed in October 1992.  Following the sale of BFM Aerospace, Mr. Rodgers founded Medox in April 1993, a medical equipment company that was sold to its Japanese partners in June 1995. Mr. Rodgers earned a ME from UCLA   and an MSc from Cranfield Institute of Technology in the UK.  During 1995, he became a Member of the Board of Trustees of Chapman University in Orange, California.  In April 1997, he and his wife founded the Rodgers Center for Holocaust Education at Chapman University.  We believe Mr. Rodgers is well-qualified to serve as a member of our board of directors due to his business experience and contacts.

Director Independence and Board Committees

The Company believes that each of Messrs. Pudles, Gutovich and Rodgers are considered independent.

Family Relationships

There are no family relationships among the Company’s directors.

Audit Committee

Effective December 12, 2014, we established an audit committee of the board of directors. The audit committee currently consists of Messrs. Pudles, Gutovich and Rodgers, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Pudles qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective December 12, 2014, we have established a nominating committee of the board of directors. The current nominating committee consists of Messrs. Pudles, Gutovich and Rodgers each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Compensation Committee

Effective as of December 12, 2014, we established a compensation committee of the board of directors. The current compensation committee consists of Messrs. Pudles, Gutovich and Rodgers, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On December 12, 2014, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer or director has received any cash compensation for services rendered to us. Commencing on the date of the IPO through May 20, 2016, we agreed to pay Fortress, an affiliate of certain of our former executive officers and directors, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement was solely for our benefit and was not intended to provide our executive officers or directors compensation in lieu of a salary. Such agreement was terminated on May 20, 2016, and Fortress agreed to convert all amounts owed under such arrangement, or $175,000, to capital. Other than this administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers or directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2016, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

•	each of our officers and directors; and

•	all our officers and directors as a group.

As December 31, 2016, there were a total of 4,445,005 ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Edward J. Fred	524,334	(2)	11.8%
Jose M. Aldeanueva	117,000		2.6%
Stephen B. Pudles	264,333		5.9%
Jeffrey J. Gutovich	134,333	(3)	3.0%
Barry Rodgers	10,000		*
Polar Securities Inc.(4)	750,000	(5)	16.9%
Woodland Partners (6)	300,000		6.7%
AQR Capital Management, LLC (7)	350,000		7.8%
Davidson Kempner Capital Management LP (8)	350,000		7.8%
All directors and executive officers as a group (five individuals)	1,050,000		23.6%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Origo Acquisition Corporation, 708 Third Avenue, New York, NY 10017.

(2)	Represents shares held by EJF Opportunities, LLC which Mr. Fred controls.

(3)	Represents shares held by the Jeffrey J. Gutovich Profit Sharing Plan which Mr. Gutovich controls.

(4)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G/A filed on December 22, 2014.

(5)	Includes Ordinary Shares held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.

(6)	The business address of Woodland Partners is 68 Wheatley Road Brookville, New York 11545. Information derived from a Schedule 13G filed on June 10, 2016.

(7)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, CT 06830. Information derived from a Schedule 13G filed on February 2, 2016.

(8)	The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022. Information derived from a Schedule 13G filed on December 23, 2014.

All of the insider shares outstanding have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

Equity Compensation Plans

As of November 30, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Initial Shares

In August 2014, we issued 1,150,000 initial shares to the initial shareholders for an aggregate purchase price of $25,000. The initial shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ Over-Allotment in the IPO was not exercised in full or in part, so that the initial shareholders would collectively own 20.0% of the issued and outstanding shares after the IPO (excluding the sale of the private units). Of these shares, 100,000 ordinary shares were repurchased in January 2015 leaving the remaining 1,050,000 initial shares outstanding.

Simultaneous with the consummation of the IPO, we consummated the private placement of 285,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,850,000. Of the Private Placement Units, 265,000 were purchased by Fortress and 20,000 were purchased by EBC, the representative of the underwriters in the IPO.

On May 20, 2016, we entered into the Transfer Agreement with the holders of the 1,050,000 ordinary shares issued by us prior to the IPO (such shares being referred to as the “initial shares” and the holders of the initial shares (including the transferees described herein) being referred to as the “initial shareholders”) and each of EJF Opportunities, LLC, Stephen B. Pudles, Jose M. Aldeanueva, Jeffrey J. Gutovich Profit Sharing Plan and Barry Rodgers (collectively being referred to as the “investors”) pursuant to which the initial shareholders transferred to the investors the 1,050,000 initial shares held by them. Our former directors also appointed Edward J. Fred, Jose M. Aldeanueva, Stephen B. Pudles, Jeffrey J. Gutovich and Barry Rodgers as members of our board of directors and Messrs. Fred and Aldeanueva as Chief Executive Officer and President and Chief Financial Officer, Treasurer and Secretary of the Company, respectively, all to take effect upon approval of the Initial Extension.

The initial shares are identical to the ordinary shares included in the units sold in the IPO. However, the holders have agreed (A) to vote their initial shares (as well as any shares acquired after the IPO) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the charter prior to the consummation of such a business combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote, (C) not to convert any initial shares (as well as any other shares acquired after the IPO) into the right to receive cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of the charter and (D) that the initial shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the holders agreed not to transfer, assign or sell any of the initial shares (except to certain permitted transferees) until (1) with respect to 50% of the initial shares, the earlier of one year after the date of the consummation of initial business combination and the date on which the closing price of ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial business combination and (2) with respect to the remaining 50% of the initial shares, one year after the date of the consummation of initial business combination, or earlier, in either case, if, subsequent to initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Notes

Subsequent to the IPO, the Company issued an aggregate of $325,000 convertible promissory notes to Fortress to evidence loans made by Fortress to the Company. The loans are unsecured, non-interest bearing and payable at the consummation of a business combination. However, Fortress has agreed that it will convert the entire balance of the notes into additional private units at $10.00 per unit upon consummation of a business combination. If a business combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available outside of its trust account.

At the June Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, the Current Management of the Company provided a loan to the Company of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, which was deposited in the trust account. In addition to the contribution, the Lender loaned the Company an additional $370,880 for the Company’s working capital needs, for an aggregate of $1,000,000 loaned to the Company. The loan was evidenced by the Note, which was later amended, and was unsecured, non-interest bearing and payable at the consummation by the Company of a business combination. As issued, the Note did not bear interest, and up to $175,000 of the principal amount of the Note was convertible at the option of the Lender into 17,500 private placement units (consisting of one ordinary share, one right and one warrant for one-half of an ordinary share) at $10.00 per unit. The terms of the units are identical to the units issued by the Company in its initial public offering except that the warrants included in such units are non-redeemable by the Company and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If a business combination is not consummated, the Note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available outside of the trust account.

At the December Meeting, shareholders holding 36,594 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the trust account. As a result, approximately $380,600 (or approximately $10.40 per share) was removed from the trust account to pay such holders. In connection with the Second Extension, the Current Management of the Company provided a loan to the Company of $0.10 for each public share that was not converted, for an aggregate amount of approximately $311,000, which was deposited in the trust account. In exchange for these additional funding, we and the Lender entered into an amendment to the Note pursuant to which: (i) the principal amount of the Note was increased by $320,000, and (ii) the Note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 5.5% per annum up to a maximum of $32,335 in interest, which interest will be payable on the due date for payment of the principal of the Note.

Administrative Service Fee

From December 12, 2014 through the date of the Transfer Agreement, the Company agreed to pay Fortress a monthly fee of $10,000 for general and administrative services. As of May 19, 2016, amount due to Fortress was approximately $183,000; of which approximately $175,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by Fortress . On May 20, 2016, this arrangement was terminated, and Fortress agreed to convert all amounts owed under such arrangement, or $175,000, to capital.

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

Director Independence

Currently Messrs. Pudles, Gutovich and Rodgers would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit-Related Fees

During the fiscal years ended November 30, 2016 and November 30, 2015, audit-related fees for our independent registered public accounting firm were approximately $63,600 and $50,900, respectively.

Tax Fees

During the fiscal years ended November 30, 2016 and November 30, 2015, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the fiscal years ended November 30, 2016 and 2015, fees for other services were $0.

Audit Committee Approval

The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Marcum LLP.

It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services, except that de minimis non-audit services, as defined in Section 10A(i)(1) of the Exchange Act, may be approved prior to the completion of the independent auditor’s audit. The Audit Committee was formed in December 12, 2014 and pre-approved all of the services described above that were rendered after such time. The Board pre-approved all services that were provided prior to the formation of the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
1.2	Business Combination Marketing Agreement (incorporated by reference to Exhibit 1.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on November 19, 2014 (File No.:333-199558)).
2.1	Merger Agreement, dated as of December 19, 2016, by and among Origo Acquisition Corporation, Aina Le’a Inc., Aina Le’a Merger Sub, Inc. and Jose Aldeanueva in his capacity as the OAC Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registration Statement on Form S-1/A filed with the SEC on December 11, 2014 (File No.:333-199558)).
3.2*	Amendment to the Amended and Restated Memorandum and Articles of Association dated June 20, 2016.
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association dated December 16, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1/A filed with the SEC on November 26, 2014 (File No.:333-199558)).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.5	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to Amendment No. 5 to the Registration Statement on Form S-1/A filed with the SEC on December 11, 2014 (File No.:333-199558)).
4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form S-1/A filed with the SEC on November 26, 2014 (File No.:333-199558))
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.4	Form of Letter Agreement between Coronado Biosciences and the Registrant regarding administrative support (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.5	Form of Promissory Note issued to Coronado Biosciences (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on October 23, 2014 (File No.:333-199558)).
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.7	Subscription Agreement among the Registrant, Graubard Miller and Coronado Biosciences (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
10.8	Subscription Agreement among the Registrant, Graubard Miller and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
10.9	CB Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.10	CB Transfer Agent Letter (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.11	CB Registration Rights Letter Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.12	New Investors Inside Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.13	CB Insider Letter Amendment (Fortress) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.14	CB Insider Letter Amendment (all but Fortress) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.15	CB Administrative Services Termination Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.16	Letter agreement, dated as of December 19, 2016, by and among Origo Acquisition Corporation, Aina Le’a Inc. and certain stockholders of Origo Acquisition Corporation named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2016).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

ORIGO ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Origo Acquisition Corporation

We have audited the accompanying balance sheets of Origo Acquisition Corporation (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Marcum llp

New York, NY
January 17, 2017

ORIGO ACQUISITION CORPORATION

BALANCE SHEETS

	As of November 30,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$97,261	$26,192
Prepaid expenses and other assets	11,064	37,328
Total current assets	108,325	63,520
Cash and marketable securities held in Trust Account	32,728,640	42,873,844
Total Assets	$32,836,965	$42,937,364

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$186,055	$16,780
Accounts payable - related party	7,715	122,715
Notes payable - related parties	1,292,665	150,000
Total Current Liabilities	1,486,435	289,495

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 2,533,704 and 3,688,039 shares at conversion value at November 30, 2016 and 2015, respectively	26,350,521	37,647,868

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at November 30, 2016 and 2015	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 1,947,895 and 1,847,961 shares issued and outstanding at November 30, 2016 and 2015, respectively (excluding 2,533,704 and 3,688,039 shares subject to conversion at November 30, 2016 and 2015, respectively)	195	185
Additional paid-in capital	6,108,532	5,392,341
Accumulated deficit	(1,108,718)	(392,525)
Total Shareholders' Equity	5,000,009	5,000,001
Total Liabilities and Shareholders' Equity	$32,836,965	$42,937,364

The accompanying notes are an integral part of these financial statements.

ORIGO ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the fiscal years ended November 30,
	2016	2015
Operating costs	$782,291	$289,009
Operating cost - related party	60,000	123,800
Loss from operations	(842,291)	(412,809)
Interest income	126,098	28,844
Net loss	$(716,193)	$(383,965)

Basic and diluted net loss per ordinary share	$(0.38)	$(0.21)

Weighted average shares outstanding, basic and diluted (1)	1,873,871	1,786,682

(1) This number excludes an aggregate of up to 2,533,704 and 3,688,039 shares subject to conversion for the fiscal years ended November 30, 2016 and 2015, respectively

The accompanying notes are an integral part of these financial statements.

ORIGO ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2014	1,150,000	$115	$24,885	$(8,560)	$16,440
Sale of units, net of underwriters' discounts and offering cost	4,200,000	420	40,154,874	-	40,155,294
Sale of units to Fortress and EarlyBirdCapital	286,000	29	2,859,971	-	2,860,000
Sale of unit purchase option	-	-	100	-	100
Compulsory repurchase of ordinary shares	(100,000)	(10)	10	-	-
Ordinary shares subject to possible conversion	(3,688,039)	(369)	(37,647,499)	-	(37,647,868)
Net loss	-	-	-	(383,965)	(383,965)
Balance - November 30, 2015	1,847,961	$185	$5,392,341	$(392,525)	$5,000,001
Conversion of accounts payable - related party to additional paid in capital	-	-	175,000	-	175,000
Ordinary shares subject to possible conversion (1)	99,934	10	541,191	-	541,201
Net loss	-	-	-	(716,193)	(716,193)
Balance - November 30, 2016	1,947,895	$195	$6,108,532	$(1,108,718)	$5,000,009

(1) Includes the effect of the redemption of shares on June 10, 2016, by shareholders holding 1,054,401 public shares who exercised their right to convert such public shares into a pro rata portion of the funds in the Trust Account (see Note 1).

The accompanying notes are an integral part of these financial statements.

ORIGO ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

	For the fiscal years ended November 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(716,193)	$(383,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(126,098)	(28,844)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	26,264	(37,328)
Accounts payable and accrued expenses	169,275	(3,787)
Accounts payable - related party	60,000	122,715
Net cash used in operating activities	(586,752)	(331,209)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(629,120)	(42,845,000)
Interest released from Trust Account	144,276	-
Withdrawal from Trust Account upon redemption of ordinary shares	10,756,146	-
Net cash (used in) provided by investing activities	10,271,302	(42,845,000)

Cash Flows from Financing Activities
Proceeds from note payable to related parties	1,175,000	150,000
Repayment of note payable to related parties	(32,335)	(200,000)
Proceeds from underwriters unit purchase option	-	100
Proceeds from initial public offering, net of offering costs	-	40,292,131
Proceeds from private placement	-	2,860,000
Redemption of ordinary shares	(10,756,146)	-
Net cash (used in) provided by financing activities	(9,613,481)	43,102,231

Net increase (decrease) in cash and cash equivalents	71,069	(73,978)

Cash and cash equivalents - beginning	26,192	100,170

Cash and cash equivalents - ending	97,261	$26,192

Supplemental disclosure of noncash investing and financing activities:
Initial value of ordinary shares subject to possible conversion	$-	$37,950,773
Change in value of ordinary shares subject to possible conversion	$541,201	$(302,905)
Reclassification of deferred offering cost to additional paid-in capital	$-	$136,837
Conversion of accounts payable - related party to additional paid in capital	$175,000	$-

The accompanying notes are an integral part of these financial statements.

ORIGO ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

All activity through November 30, 2016 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. On December 12, 2014, the Company changed its fiscal year end from December 31 to November 30.   The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generating gross proceeds of $40 million (Note 3). On December 24, 2014, the Company consummated the closing of the sale of 200,000 additional Units upon receiving notice of EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering election to exercise its over-allotment option, generating an additional gross proceeds of $2 million (“Over-allotment”).

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) selling 285,000 units (“Private Placement Units”) at a price of $10.00 per Unit, to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s former executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and EBC, generating an aggregate of $2.86 million in gross proceeds (Note 4).

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension and Second Extension as discussed below, an aggregate of approximately $10.76 million and $380,600 was removed from the Trust Account in June and December 2016, respectively, to fund redemptions of ordinary shares. In addition, the Company’s management loaned an aggregate of approximately $629,000 and $311,000 in June and December 2016, respectively, which was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

On June 10, 2016, the Company held an extraordinary general meeting of shareholders (the “June Meeting”). At the June Meeting, the shareholders approved each of the following items: (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company has to consummate a business combination from June 12, 2016 to December 12, 2016 (the “Initial Extension”), (ii) an amendment to the Charter to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account, and (iii) to change the Company’s name from “CB Pharma Acquisition Corp.” to “Origo Acquisition Corporation”.

In connection with the Initial Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of the Company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of the Company and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of the Company. On May 20, 2016, the Initial Shares (as defined below) were transferred to the new management in connection with the resignation of the then-officers and directors of the Company upon the consummation of the Initial Extension.

At the June Meeting, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $10.76 million (or approximately $10.20 per share) was removed from the Trust Account to pay such holders. In connection with the Initial Extension, the new management of the Company provided a loan to the Company of $0.20 for each public share that was not converted, for an aggregate amount of approximately $629,000, which was deposited in the Trust Account. As a result, as of November 30, 2016, the Company had approximately $32.7 million in Trust Account, and the conversion amount per share in any subsequent Business Combination or liquidation would have been approximately $10.40 per share.

On December 12, 2016, the Company held its annual general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders approved for an amendment to extend the date by which the Company has to consummate a business combination from December 12, 2016 to March 12, 2017 (the “Second Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, the Company now has until March 12, 2017 to consummate an initial Business Combination. In connection with the Second Extension, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the Trust Account to pay such shareholders.

In connection with the Second Extension, the Company’s management provided a loan to the Company for an aggregate amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted, was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation to approximately $10.50 per share.

The Company’s new Chief Executive Officer has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations, and working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering, including their subsequent transferees (collectively the “Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, unless otherwise provided, or, at the lender’s discretion, converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

If the Company has not completed a Business Combination by March 12, 2017, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is required to liquidate, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

On December 19, 2016, the Company entered into a merger agreement (“Merger Agreement”) with Aina Le’a Inc. (“Aina Le’a”), a residential and commercial real estate developer of distinctive master-planned communities in Hawaii (see Note 9).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2016, the Company had approximately $97,000 in cash and cash equivalents, approximately $11,000 in interest income available to the Company for working capital purpose from the Company's investments in the Trust account, and a working deficit of approximately $1.4 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 12, 2017. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of November 30, 2016, cash and marketable securities, which classified as trading securities, held in the Trust Account consisted of approximately $32.1 million in U.S. Treasury Bills and approximately $629,000 in cash. At November 30, 2016, there was approximately $11,000 of interest income held in the Trust Account available to be released to the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 2,533,704 and 3,688,039 Ordinary Shares subject to possible conversion at November 30, 2016 and 2015, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 26, 2014, the evaluation was performed for the 2016 and 2015 tax year, which will be the only period subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of November 30, 2016 and 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

In December 2014, the Company consummated the Initial Public Offering and the Over-allotment of 4,200,000 Units. Each Unit consists of one ordinary share, $.0001 par value per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of the Company’s initial Business Combination and one warrant entitling the holder to purchase one-half of one Ordinary Share (“Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $42,000,000. Each Warrant entitles the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full Ordinary Share commencing upon the Company’s completion of its initial Business Combination, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants in whole and not in part, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Ordinary Shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the Ordinary Shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering and the Over-allotment, the Company consummated the Private Placement of 286,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.86 million. Of the Private Placement Units, 265,000 were purchased by an Initial Shareholder that was an affiliate of the Company’s former executive officers and 21,000 were purchased by EBC, the representative of the underwriters of the Initial Public Offering. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except the warrants included in the Private Placement Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered Ordinary Shares if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Placement Units have agreed (A) to vote the Ordinary Shares included in the Private Placement Units (“Private Shares”) in favor of any initial Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the Company’s Trust Account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the Company’s initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of the Company’s initial Business Combination. The holders have agreed not to sell their shares to the Company in any tender offer in connection with the initial Business Combination.

Note 5 - Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000, The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being repurchased for an aggregate amount of $0.01 on January 5, 2015. On May 20, 2016, the Initial Shares were transferred to the new management in connection with the resignation of the then-officers and directors of the Company upon the consummation of the Initial Extension.

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

Notes Payable to Related Party

As of November 30, 2016 and 2015, the Company had issued an aggregate of $325,000 and $150,000 convertible promissory notes to Fortress to evidence loans made by such shareholder to the Company, respectively. All of these loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

The new management loaned the Company an aggregate of $1 million in June 2016 (“Note”), which was later amended in December 2016 (see Note 9). Of these, an aggregate amount of approximately $629,000, or $0.20 for each Public Share that was not converted in connection with the Initial Extension, was deposited in the Trust Account, and the remaining amount of approximately $371,000 was loaned to the Company for working capital needs. The loan from the new management was evidenced by a promissory note, and the original terms of the Note was unsecured, non-interest bearing, and payable at the consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of such note may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units. The Company re-paid approximately $32,000 to the new management in June 2016. In December 2016, the Company amended the terms of this note as described in Note 9.

If a Business Combination is not consummated, the notes owed to Fortress and the new management will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account.

Administrative Service Fee

Commencing on December 12, 2014, the Company had agreed to pay an Initial Shareholder a monthly fee of $10,000 for general and administrative services. As of May 19, 2016, amount due to such Initial Shareholder was approximately $183,000; of which approximately $175,000 represents the accrued service fee and $7,715 represents invoices of the Company paid by such Initial Shareholder. On May 20, 2016, this arrangement was terminated, and such Initial Shareholder agreed to convert all amounts owed under such arrangement, or $175,000, to capital.

Note 6 - Commitments

Underwriting Agreement

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company is not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2016.

Other agreements

In August 2016, the Company entered into an agreement with a legal firm to assist the Company with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and the Company has agreed to pay a portion of the invoices and the remaining amount will be deferred until the consummation of the Business Combination. As of November 30, 2016, the aggregate amount deferred was approximately $253,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2016.

Purchase Option

In December 2014, the Company sold to EBC, for $100, a unit purchase option to purchase up to a total of 400,000 units exercisable at $11.00 per unit (or an aggregate exercise price of $4,400,000) commencing on the consummation of a Business Combination. The unit purchase option expires on December 12, 2019. The units issuable upon exercise of this option are identical to the Units being offered in the Initial Public Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 440,000 Ordinary Shares (which include 40,000 Ordinary Shares to be issued for the rights included in the units) and 400,000 Warrants to purchase 200,000 Ordinary Shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option to be approximately $2.92 million (or $7.30 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 99.10%, (2) risk-free interest rate of 1.53% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying Ordinary Shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

As of November 30, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

As of November 30, 2015, the Company had an aggregate of 5,536,000 Ordinary Shares outstanding. Of these, an aggregate of 3,688,039 Ordinary Shares subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet. At the Meeting on June 10, 2016, shareholders holding 1,054,401 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 4,481,599 Ordinary Shares outstanding as of November 30, 2016. Of these, an aggregate of 2,533,704 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

Note 8 – Income Taxes

The Company’s net deferred tax assets are as follows:

	As of November 30,
	2016	2015
Deferred tax assets:
Net operating loss carryovers	$452,904	$154,156
Total deferred tax assets	452,904	154,156
Valuation allowance	(452,904)	(154,156)
Deferred tax assets, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	As of November 30,
	2016	2015
Federal
Current	$-	$-
Deferred	(242,787)	(130,524)
State and Local
Current	-	-
Deferred	(55,961)	(20,270)
Change in Valuation allowance	298,748	150,794
Income tax provision (benefit)	$-	$-

As of November 30, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $1.1 million available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change of control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended November 30, 2016, the valuation allowance was approximately $453,000.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of November 30,
	2016	2015
Statutory federal income tax rate	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(6.9)%	(5.3)%
Change in valuation allowance	40.9%	39.3%
Income tax provision (benefit)	0.0%	0.0%

Note 9 – Subsequent Events

Note Amendment

In exchange for the additional funding, on December 16, 2016, the Company amended the Note, pursuant to which: (i) the principal amount of the note was increased by $320,000, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 5.5% per annum up to a maximum of $32,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of November 30, 2016, the amount of accrued interest that would be owed if interest was applied retroactively is approximately $26,000.

Merger Agreement

On December 19, 2016, the Company entered into the Merger Agreement with Aina Le’a. Pursuant to the terms of the Merger Agreement, Origo will merge with and into Aina Le’a Merger Sub, Inc. (“Merger Sub”), a newly formed subsidiary of Aina Le’a, with Merger Sub continuing as the surviving entity (“the Merger”). As a result of the consummation of the Merger, Origo will cease to exist, and the holders of Origo’s equity securities and warrants, options and rights to acquire or convert into Origo’s equity securities will convert into Aina Le’a equity securities and warrants, options and rights to acquire or convert into Aina Le’a equity securities. More specifically, at the effective time of the Merger (the “Effective Time”):

•	Each outstanding Ordinary Shares will be exchange for 0.600 shares (the “Per Share Merger Consideration”) of Aina Le’a common stock, par value $0.001 per share (“AL Common Stock”);

•	Each outstanding Right included as part of the Units sold in the Initial Public Offering and Private Placement Units will be converted into 1/10th of an Ordinary Share at the Effective Time and be converted into AL Common Stock on the basis of the Per Share Merger Consideration with the other outstanding Ordinary Shares;

•	All outstanding warrants to acquire Ordinary Shares (“Origo Warrants”) will be automatically cancelled and replaced with warrants to acquire AL Common Stock (“Replacement Warrants”), with the number of shares and exercise price thereunder equitably adjusted based on the Per Share Merger Consideration;

•	Each outstanding unseparated Unit will automatically separate immediately prior to the Effective Time and convert into the applicable Merger consideration;

•	The unit purchase options granted to Early Bird Capital, Inc. in December 2014 will convert into a replacement option from Aina Le’a to acquire AL Common Stock and Replacement Warrants, with the number of shares and exercise price thereunder equitably adjusted based on the Per Share Merger Consideration; and

•	holders of Origo’s outstanding convertible promissory notes, if converted in connection with the Merger, will receive AL Common Stock and Replacement Warrants for such conversion in lieu of Origo Units based on the Per Share Merger Consideration.

The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of customary conditions and closing deliverables, including (1) the registration statement having been declared and remaining effective, (2) Origo’s shareholders having approved the Merger Agreement and the related transactions at the extraordinary general meeting of Origo shareholders, (3) any required governmental and third party approvals having been obtained, (4) Origo having net tangible assets of at least $5,000,001 after giving effect to any redemptions of public shareholders (the “Closing Redemption Offer”), (5) Origo, after giving effect to the Closing Redemption Offer and deducting any unpaid transaction expenses, extension costs and deferred offering costs, having cash and cash equivalents of at least $15,000,000, (6) Origo amending its share escrow agreement entered into in connection with the Initial Public Offering so that the lock-ups therein apply to the AL Common Stock received as Merger consideration, with the related share prices equitably adjusted for the Per Share Merger Consideration, (7) the accuracy of the other set of parties’ respective representations and warranties (subject to certain materiality qualifiers) and compliance with its covenants under the Merger Agreement in all material respects, (8) no event having occurred since the date of the Merger Agreement resulting in a material adverse effect upon the business, assets, liabilities, results of operations, prospects or condition of the other party and its subsidiaries, taken as a whole, or the other party’s ability to consummate the transactions contemplated by the Merger Agreement and ancillary documents on a timely basis (subject in each case to customary exceptions) (a “Material Adverse Effect”).

The obligation of Origo to consummate the Merger is subject to satisfaction or waiver of the following conditions: (1) stockholders (or group of stockholders) of Aina Le’a that immediately prior to the Effective Time beneficially own at least 5% of the issued and outstanding shares of Aina Le’a or that are executive officers of Aina Le’a will enter into lock-up agreements subjecting them to transfer restrictions substantially identical to those imposed under Origo’s share escrow agreement (as amended in connection with the Closing), (2) evidence of the termination of a certain outstanding Aina Le’a material contract, and (3) certain other agreements, insurance policies, tax filings and deliverables in connection with Aina Le’a’s real estate development and sale operations.

In connection with the execution of the Merger Agreement, certain members of Origo management (collectively, the “Sponsor Group”) entered into a letter agreement (the “Sponsor Group Letter”), pursuant to which the Sponsor Group agreed to, immediately prior to the Effective Time, forfeit in the aggregate between 625,000 and 850,000 Ordinary Shares that are part of the 1,050,000 Initial Shares, with the actual amount forfeited based on the amount of cash or cash equivalents available after the requested redemptions of public shareholders.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of January 2017.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward J. Fred	Chief Executive Officer	January 17, 2017
Edward J. Fred	(Principal Executive Officer)

/s/ Jose M. Aldeanueva	Chief Financial Officer	January 17, 2017
Jose M. Aldeanueva	(Principal financial and accounting officer) and Secretary

/s/ Stephen B. Pudles	Director	January 17, 2017
Stephen B. Pudles

/s/ Jeffrey J. Gutovich	Director	January 17, 2017
Jeffrey J. Gutovich

/s/ Barry Rodgers	Director	January 17, 2017
Barry Rodgers