Form 10-Q
period 2017-02-28
Origo Acquisition Corp
filed 2017-04-14
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No      ☐

As of April 14, 2017, 3,321,437 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corporation

Condensed Balance Sheets

	February 28, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,581	$97,261
Prepaid expenses	8,751	11,064
Total current assets	21,332	108,325
Cash and marketable securities held in Trust Account	32,668,784	32,728,640
Total Assets	$32,690,116	$32,836,965

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$190,167	$186,055
Accounts payable - related party	7,715	7,715
Accrued interest - related party	87,335	-
Notes payable - related parties	1,737,665	1,292,665
Total Current Liabilities	2,022,882	1,486,435

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 2,444,498 and 2,533,704 shares at conversion value at February 28, 2017 and November 30, 2016, respectively	25,667,229	26,350,521

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 2,000,507 and 1,947,895 shares issued and outstanding at February 28, 2017 and November 30, 2016, respectively (excluding 2,444,498 and 2,533,704 shares subject to conversion at February 28, 2017 and November 30, 2016, respectively)	200	195
Additional paid-in capital	6,411,198	6,108,532
Accumulated deficit	(1,411,393)	(1,108,718)
Total Shareholders' Equity	5,000,005	5,000,009
Total Liabilities and Shareholders' Equity	$32,690,116	$32,836,965

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	February 28, 2017	February 29, 2016
Operating costs	$244,206	$158,995
Operating cost - related party	-	30,000
Loss from operations	(244,206)	(188,995)

Other income (expense):
Interest income	28,866	59,147
Interest expense	(87,335)	-
Total other income (expense)	(58,469)	59,147
Net loss	$(302,675)	$(129,848)

Basic and diluted net loss per ordinary share	$(0.16)	$(0.07)

Weighted average shares outstanding, basic and diluted (1)	1,948,480	1,848,129

(1) This number excludes an aggregate of up to 2,444,498 and 3,672,764 shares subject to conversion at February 28, 2017 and February 29, 2016, respectively

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 28, 2017	February 29, 2016
Cash Flows from Operating Activities
Net loss	$(302,675)	$(129,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(28,866)	(59,147)
Changes in operating assets and liabilities:
Prepaid expenses	2,313	(22,269)
Accounts payable	4,112	41,282
Accounts payable - related party	-	30,000
Accrued interest - related party	87,335	-
Net cash used in operating activities	(237,781)	(139,982)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(310,900)	-
Interest released from Trust Account	19,001	29,001
Withdrawal from Trust Account upon redemption	380,622	-
Net cash provided by investing activities	88,723	29,001

Cash Flows from Financing Activities
Proceeds from note payable to related parties	445,000	100,000
Redemption of ordinary shares	(380,622)	-
Net cash provided by financing activities	64,378	100,000

Net decrease in cash and cash equivalents	(84,680)	(10,981)

Cash and cash equivalents - beginning	97,261	26,192

Cash and cash equivalents - ending	12,581	$15,211

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$302,671	$129,848

The accompanying notes are an integral part of these condensed financial statements.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

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

All activity through February 28, 2017 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) selling 286,000 units (“Private Placement Units”) at a price of $10.00 per Unit, to Fortress Biotech, Inc. (“Fortress”), formerly known as Coronado Biosciences, Inc., an affiliate of the Company’s former executive officers and the holder of a majority of the Company’s Ordinary Shares prior to the Initial Public Offering, and EBC, generating an aggregate of $2.86 million in gross proceeds (Note 4).

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension, Second Extension and Third Extension as discussed below, an aggregate of approximately $10.76 million, $380,600 and $11.8 million was removed from the Trust Account in June 2016, December 2016 and March 2017, respectively, to fund conversions of ordinary shares. In addition, the Company’s management loaned an aggregate of approximately $629,000, $311,000, and $50,000 in June 2016 and December 2016, and April 2017 respectively, which was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied to consummating a Business Combination.

On June 10, 2016, the Company held an extraordinary general meeting of shareholders (the “June Meeting”). At the June Meeting, the shareholders approved each of the following items: (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company has to consummate a business combination (“Liquidation Date”) from June 12, 2016 to December 12, 2016 (the “Initial Extension”), (ii) an amendment to the Charter to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their Public Shares (as defined below) into their pro rata portion of the funds held in the Trust Account, and (iii) to change the Company’s name from “CB Pharma Acquisition Corp.” to “Origo Acquisition Corporation”.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

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

On December 12, 2016, the Company held its annual general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders approved for an amendment to extend the Liquidation Date from December 12, 2016 to March 12, 2017 (the “Second Extension”). At the meeting, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the Trust Account in December 2016 to pay such shareholders. In connection with the Second Extension, the Company’s management provided a loan to the Company for an aggregate amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted, was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation to approximately $10.50 per share.

On March 10, 2017, the Company held another extraordinary general meeting of shareholders (the “March Meeting”) and requested shareholders’ approval to extend the Liquidation Date from March 12, 2017 to September 12, 2017 (the “Third Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, the Company has until September 12, 2017 to consummate an initial Business Combination (see Note 8).

The Company’s current Chief Executive Officer has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, such officer may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations, and working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering, including their subsequent transferees (collectively the “Initial Shareholders”), officers and directors or their affiliates (including Fortress) may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, unless otherwise provided, or, at the lender’s discretion, converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

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

If the Company has not completed a Business Combination by September 12, 2017, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is required to liquidate, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

On December 19, 2016, the Company entered into a merger agreement (“Merger Agreement”) with Aina Le’a Inc. (“Aina Le’a”), a residential and commercial real estate developer of distinctive master-planned communities in Hawaii. On February 17, 2017, the Company sent a letter (the “Termination Letter”), as supplemented on February 22, 2017, to Aina Le’a to terminate the Merger Agreement.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2017, the Company had approximately $13,000 in cash and cash equivalents, approximately $21,000 in interest income available to the Company for working capital purpose from the Company's investments in the Trust account, and a working capital deficit of approximately $2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 12, 2017. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with Securities and Exchange Commission on January 18, 2017.

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

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, net of amounts removed from the Trust Account for conversions (see Note 1) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 28, 2017, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted of approximately $32.7 million in U.S. Treasury Bills. At February 28, 2017, there was approximately $21,000 of interest income held in the Trust Account available to be released to the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 28, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 2,444,498 and 3,672,764 Ordinary Shares subject to possible conversion at February 28, 2017 and February 29, 2016, respectively, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

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

Notes to Condensed Financial Statements

February 28, 2017

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

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

Notes Payable to Related Party

As of February 28, 2017 and November 30, 2016, the Company had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

The new management loaned the Company an aggregate of $1 million on June 10, 2016 (the “Note”). Of these, an aggregate amount of approximately $629,000 was deposited in the Trust Account, and the remaining amount of approximately $371,000 was loaned to the Company for working capital needs. The Company repaid $32,335 to the lender on June 15, 2016. In December 2016 and January 2017, the new management loaned the Company an addition of $320,000 and $125,000, respectively, and amended the Note in December and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of February 28, 2017, the amount of accrued interest that was owed under the Note was $87,335.

The Note was unsecured and payable at the consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of such note may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units. If new management converts the entire $175,000 of the principal balance of the note, they would receive 17,500 Units.

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

Note 6 - Commitments and Contingencies

Underwriting Agreement

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company is not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2017.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

Other agreements

In August 2016, the Company entered into an agreement with a legal firm to assist the Company with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and the Company has agreed to pay a portion of the invoices and the remaining amount will be deferred until the consummation of the Business Combination.

In December 2016, the Company entered into an agreement with a consultant for investor relations services. The agreement called for an initial payment of $13,000, and a deferred monthly fee of $8,000 until the consummation of the Business Combination. The Company agreed to pay the consultant all of the deferred fees plus a contingency fee of $20,000 upon consummation of the Business Combination.

As of February 28, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $558,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2017.

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

Nasdaq Listing Rules

On February 21, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on the Nasdaq Capital Market. The Notice states that the Company is required to submit a plan to evidence compliance with the Minimum Public Holders Rule no later than April 7, 2017. If the Company submits a plan and Nasdaq accepts the plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If we submit a plan but Nasdaq does not accept, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. The Company cannot assure that its securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with the initial Business Combination, it is likely that Nasdaq will require the Company to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. The Company cannot assure that it will be able to meet those initial listing requirements at that time.

Origo Acquisition Corporation

Notes to Condensed Financial Statements

February 28, 2017

(Unaudited)

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 28, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

At the Meeting on June 10, 2016, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 4,481,599 Ordinary Shares outstanding as of November 30, 2016. Of these, an aggregate of 2, 533,704 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

At the December Meeting, shareholders holding 36,594 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 4,445,005 Ordinary Shares outstanding as of February 28, 2017. Of these, an aggregate of 2,444,498 Ordinary Shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

Note 8 - Subsequent Events

At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $11.8 million (or $10.50 per share) was removed from the Trust Account to pay such holders. In connection with the Third Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through September 12, 2017 to complete the initial business combination, the conversion amount per share at the meeting for such business combination or the Company’s subsequent liquidation will be approximately $10.65 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. Subsequent to February 28, 2017, the Company have received an aggregate of approximately $155,000 from the Company’s management and EBC, of which approximately $50,000 was deposited to the Trust Account in connection with the Third Extension.

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

On December 17, 2014, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 4,000,000 units (“Units”), generating gross proceeds of $40 million, with each Unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an initial shareholder who was an affiliate of our former executive officers and 20,000 were purchased by EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering. On December 24, 2014, we consummated the closing of the sale of 200,000 Units, which were sold pursuant to the underwriters’ over-allotment option (“Over-Allotment”), and an additional 1,000 Private Placement Units to EBC in a simultaneous Private Placement, generating $2.01 million in gross proceeds.

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

On June 10, 2016, we held an extraordinary general meeting of shareholders (the “June Meeting”), at which the shareholders approved each of the following items: (i) an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which we have to consummate a business combination (the “Initial Extension”), (ii) an amendment to the charter to allow the holders (“Public Shareholders”) of the outstanding Ordinary Shares sold in the Initial Public Offering (the “Public Shares”) to elect to convert their Public Shares into their pro rata portion of the funds held in the trust account if the Initial Extension is approved, and (iii) to change our company name from CB Pharma Acquisition Corp. to Origo Acquisition Corporation (the “Name Change”).

In connection with the Initial Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of our company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of our Company (collectively, the “Current Management”) and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of our company. On May 20, 2016, the initial shares were transferred to the new management in connection with the resignation of the then-officers and directors of our company upon the consummation of the Initial Extension.

During the June Meeting, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, the Current Management provided a loan to us of approximately $629,000, which was deposited in the trust account. In addition to the contribution, the Current Management loaned us an additional $370,880 for our working capital needs, for an aggregate amount of $1,000,000. The loan was evidenced by a promissory note (the “Note”) and was unsecured, non-interest bearing and is payable at our consummation of a business combination. Up to $175,000 of the principal amount of the Note is convertible at the option of the Current Management into 17,500 Private Placement Units (consisting of one Ordinary Share, one Right and one Warrant for one-half of an Ordinary Share) at $10.00 per Unit. The terms of the units are identical to the units issued by us in our Initial Public Offering except that the warrants included in such units are non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 Units. If a business combination is not consummated, the Note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On December 12, 2016, we held an annual meeting of shareholders (the “December Meeting”), at which the shareholders approved among other items, an amendment to the charter to extend the date by which we must consummate a business combination from December 12, 2016 to March 12, 2017 (the “Second Extension”). In connection with the Second Extension, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the trust account to pay such shareholders. As the Second Extension was approved, our management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each Public Share that was not converted, was deposited in the trust account to increase the conversion amount per share in any subsequent business combination or liquidation to approximately $10.50 per share.

On March 10, 2017, we held an annual meeting of shareholders (the “March Meeting”), at which the shareholders approved among other items, an amendment to the charter to extend the date by which we must consummate a business combination from March 12, 2017 to September 12, 2017 (the “Third Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, we had until September 12, 2017 to consummate an initial Business Combination. At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the trust account (‘Trust Account”). As a result, an aggregate of approximately $11.8 million (or $10.50 per share) was removed from the Trust Account to pay such holders. In connection with the Third Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through September 12, 2017 to complete the business combination, the conversion amount per share at the meeting for such business combination or our subsequent liquidation will be approximately $10.65 per share. The loan will not bear interest and will be repayable by us to the lenders upon consummation of an initial business combination. Subsequent to February 28, 2017, we have received an aggregate of approximately $155,000 from the our management and EBC, of which approximately $50,000 was deposited to the Trust Account in connection with the Third Extension.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

On December 19, 2016, we entered into the Merger Agreement with Aina Le’a, a residential and commercial real estate developer of distinctive master-planned communities in Hawaii. On February 17, 2017, we sent a letter (the “Termination Letter”), as supplemented on February 22, 2017, to Aina Le’a to terminate the Merger Agreement.

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

For the three months ended February 28, 2017, we had net losses of approximately $303,000, which consisted of operating expenses of approximately $244,000, interest expense on the Note of approximately $87,000, offset by interest income from our Trust Account of approximately $29,000. For the three months ended February 29, 2016, we had net losses of approximately $130,000, which consisted of operating expenses of approximately $189,000, offset by interest income from our Trust Account of approximately $59,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Resources

Through November 30, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units held outside of the Trust Account and proceeds from the convertible note in an aggregate original principal amount of $1 million from the Current Management (“Note”) following the Initial Extension, of which $370,880 was provided for our working capital needs, and $325,000 from Fortress Biotech, Inc. (“Fortress”) under the form of unsecured, non-interest bearing convertible note. We repaid approximately $32,000 to Current Management in June 2016. In addition to these convertible notes, Fortress had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress agreed to convert the deferred administrative service fee of $175,000 to capital.

In December 2016, Current Management loaned us an additional amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted was deposited in the Trust Account, and the remaining balance of approximately $9,000 was provided for working capital purposes. In January 2017, Current Management loaned us an additional amount of $125,000 for working capital. In exchange for the additional funding, we amended the Note in December 2016 and January 2017, pursuant to which: (i) the principal amount of the note was increased to $1,412,665, and (ii) the Note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. Subsequent to February 28, 2017, we have received an aggregate of approximately $155,000 from the our management and EBC, of which approximately $50,000 was deposited to the Trust Account in connection with the Third Extension.

These convertible notes are unsecured and are payable to Fortress and Current Management upon consummation of a business combination. Upon consummation of a business combination, up to $175,000 of the principal balance of the $1.4 million Note from Current Management may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 Private Placement Units. Fortress has agreed to convert its principal balance of the convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a business combination. The terms of the units into which these convertible promissory notes will convert will be identical to the Private Placement Units. If a business combination is not consummated, these convertible notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company has funds available outside of the trust account.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2017, we had approximately $13,000 in cash and cash equivalents, approximately $21,000 in interest income available to us for working capital purpose of from our investments in the Trust account, and a working deficit of approximately $2 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or September 12, 2017. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC ("Underwriting Agreement"). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial business combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential business combination and the target business' attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial business combination (exclusive of any applicable finders' fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2017.

Other agreements

In August 2016, we entered into an agreement with a legal firm to assist us with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and we have agreed to pay a portion of the invoices and the remaining amount will be deferred until the consummation of the business combination.

In December 2016, we entered into an agreement with a consultant for investor relations services. The agreement called for an upfront payment of $13,000, and the monthly fee of $8,000 will be deferred until the consummation of the business combination. We agreed to pay the consultant all of the deferred fees plus a contingency fee of $20,000 upon consummation of the business combination.

As of February 28, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $558,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2017, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended February 28, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC, except as discussed below.

The Nasdaq Stock Market LLC may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the Nasdaq Capital Market. On February 21, 2017, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice states that we are required to submit a plan to evidence compliance with the Minimum Public Holders Rule no later than April 7, 2017. If we submit a plan and Nasdaq accepts the plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If we submit a plan but Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2017.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer

