Form 10-Q
period 2017-05-31
Origo Acquisition Corp
filed 2017-07-17
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No      ☐

As of July 17, 2017, 3,321,437 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corporation

Condensed Balance Sheets

	May 31, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,826	$97,261
Prepaid expenses	8,750	11,064
Total current assets	13,576	108,325
Cash and marketable securities held in Trust Account	21,020,292	32,728,640
Total Assets	$21,033,868	$32,836,965

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$211,577	$186,055
Accounts payable - related party	7,715	7,715
Accrued interest - related party	87,335	-
Notes payable - related parties	1,942,665	1,292,665
Total Current Liabilities	2,249,292	1,486,435

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 1,301,659 and 2,533,704 shares at conversion value at May 31, 2017 and November 30, 2016, respectively	13,784,568	26,350,521

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at May 31, 2017 and November 30, 2016, respectively	-	-
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 2,019,778 and 1,947,895 shares issued and outstanding at May 31, 2017 and November 30, 2016, respectively (excluding 1,301,659 and 2,533,704 shares subject to conversion at May 31, 2017 and November 30, 2016, respectively)	202	195
Additional paid-in capital	6,496,393	6,108,532
Accumulated deficit	(1,496,587)	(1,108,718)
Total Shareholders' Equity	5,000,008	5,000,009
Total Liabilities and Shareholders' Equity	$21,033,868	$32,836,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

Origo Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2017	2016	2017	2016
Operating costs	$116,592	$115,713	$360,798	$274,708
Operating cost - related party	-	30,000	-	60,000
Loss from operations	(116,592)	(145,713)	(360,798)	(334,708)

Other income (expense):
Interest income	31,398	35,209	60,264	94,356
Interest expense	-	-	(87,335)	-
Total other income (expense)	31,398	35,209	(27,071)	94,356
Net loss	$(85,194)	$(110,504)	$(387,869)	$(240,352)

Basic and diluted net loss per ordinary share	$(0.04)	$(0.06)	$(0.20)	$(0.13)

Weighted average shares outstanding, basic and diluted (1)	2,000,717	1,863,186	1,974,885	1,855,699

(1) This number excludes an aggregate of up to 1,301,659 and 3,677,350 shares subject to conversion at May 31, 2017 and May 31, 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Origo Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	May 31, 2017	May 31, 2016
Cash Flows from Operating Activities
Net loss	$(387,869)	$(240,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(60,264)	(94,356)
Changes in operating assets and liabilities:
Prepaid expenses	2,315	6,425
Accounts payable	25,522	254,903
Accounts payable - related party	-	(115,000)
Accrued interest - related party	87,335	-
Net cash used in operating activities	(332,961)	(188,380)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(459,812)	-
Interest released from Trust Account	50,338	29,001
Withdrawal from Trust Account upon conversion	12,178,086	-
Net cash provided by investing activities	11,768,612	29,001

Cash Flows from Financing Activities
Proceeds from note payable to related parties	650,000	175,000
Conversion of ordinary shares	(12,178,086)	-
Net cash (used in) provided by financing activities	(11,528,086)	175,000

Net (decrease) increase in cash and cash equivalents	(92,435)	15,621

Cash and cash equivalents - beginning	97,261	26,192

Cash and cash equivalents - ending	$4,826	$41,813

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$387,868	$65,352
Forgiveness of accounts payable with related party resulted in capital contribution	$-	$175,000

The accompanying notes are an integral part of these unaudited condensed financial statement

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

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

All activity through May 31, 2017 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension, Second Extension and Third Extension as discussed below, an aggregate of approximately $10.76 million, $380,600 and $11.8 million was removed from the Trust Account in June 2016, December 2016 and March 2017, respectively, to fund conversions of ordinary shares. In addition, the Company’s management deposited an aggregate of approximately $460,000 in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation out of loans from the new management and EBC during the six months ended May 31, 2017. Subsequent to May 31, 2017, the Company deposited an addition of approximately $100,000 to the Trust Account.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

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

On March 10, 2017, the Company held another extraordinary general meeting of shareholders (the “March Meeting”) and requested shareholders’ approval to extend the Liquidation Date from March 12, 2017 to September 12, 2017 (the “Third Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, the Company has until September 12, 2017 to consummate an initial Business Combination. At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $11.8 million (or approximately $10.50 per share) was removed from the Trust Account in March 2017 to pay such shareholders. In connection with the Third Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through September 12, 2017 to complete the initial business combination, the conversion amount per share at the meeting for such business combination or the Company’s subsequent liquidation will be approximately $10.65 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. During the three months ended May 31, 2017, the Company issued promissory notes to the new management and EBC for an aggregate of $130,000 and $75,000, respectively, and deposited approximately $149,000 to the Trust Account. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2017, the Company had approximately $4,800 in cash and cash equivalents, approximately $21,000 in interest income available to the Company for working capital purposes from the Company's investments in the Trust account, and a working capital deficit of approximately $2.2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 12, 2017. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with Securities and Exchange Commission on January 18, 2017.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, net of amounts removed from the Trust Account for conversions (see Note 1) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2017, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted of approximately $21 million in U.S. Treasury Bills. At May 31, 2017, there was approximately $21,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory conversion (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain conversion rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible conversion at conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At May 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 1,301,659 and 3,677,350 Ordinary Shares subject to possible conversion at May 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

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

Loans from Related Party

Convertible Notes

As of May 31, 2017 and November 30, 2016, the Company had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

As of November 30, 2016, the Company had an aggregate of $967,665 in convertible promissory notes to the new management outstanding. In December 2016 and January 2017, the new management loaned the Company an addition of $320,000 and $125,000, respectively, and amended the note in December and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of May 31, 2017, the amount of accrued interest that was owed under the Note was $87,335.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

Notes Payable

In April and May 2017, the new management and EBC loaned the Company an aggregate of $130,000 and $75,000, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

If a Business Combination is not consummated, the convertible notes and notes payable owed to Fortress, the new management and EBC will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account.

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

Note 6 - Commitments and Contingencies

Underwriting Agreement

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company is not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of May 31, 2017.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

As of May 31, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $645,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of May 31, 2017.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Financial Statements

May 31, 2017

Nasdaq Listing Rules

On February 21, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company's securities on the Nasdaq Capital Market. The Notice states that the Company is required to submit a plan to evidence compliance with the Minimum Public Holders Rule no later than April 7, 2017, which we submitted. On April 20, 2017, Nasdaq granted the Company an extension to regain compliance with the Minimum Public Holders Rule to August 21, 2017. The Company cannot assure that its securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with the initial Business Combination, it is likely that Nasdaq will require the Company to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. The Company cannot assure that it will be able to meet those initial listing requirements at that time.

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of May 31, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

At the Meeting on June 10, 2016, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 4,481,599 Ordinary Shares outstanding as of November 30, 2016. Of these, an aggregate of 2,533,704 Ordinary Shares subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet.

At the December and March Meeting, shareholders holding 36,594 and 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account, respectively (see Note 1). As a result, the Company has an aggregate of 3,321,437 Ordinary Shares outstanding as of May 31, 2017. Of these, an aggregate of 1,301,659 Ordinary Shares subject to possible conversion are classified as temporary equity in the accompanying Balance Sheet.

Note 8 - Subsequent Events

Subsequent to May 31, 2017, the Company issued promissory notes in an aggregate amount of $82,000 and $75,000 to the new management and EBC, respectively, of which $25,000 of proceeds were received as of May 31, 2017 from both new management and EBC. The notes are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $100,000 was deposited to the Trust Account subsequent to May 31, 2017.

Item 2. Management’s Discussion and Analysis

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

On March 10, 2017, we held an annual meeting of shareholders (the “March Meeting”), at which the shareholders approved among other items, an amendment to the charter to extend the date by which we must consummate a business combination from March 12, 2017 to September 12, 2017 (the “Third Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, we had until September 12, 2017 to consummate an initial Business Combination. At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the trust account (“Trust Account”). As a result, an aggregate of approximately $11.8 million (or $10.50 per share) was removed from the Trust Account to pay such holders. In connection with the Third Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through September 12, 2017 to complete the business combination, the conversion amount per share at the meeting for such business combination or our subsequent liquidation will be approximately $10.65 per share. The loan will not bear interest and will be repayable by us to the lenders upon consummation of an initial business combination. During the three months ended May 31, 2017, we have received an aggregate of $130,000 and $75,000 from our management and EBC in the form of promissory notes, respectively.

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

For the three months ended May 31, 2017, we had net losses of approximately $85,000, which consisted of operating expenses of approximately $117,000, offset by interest income from our Trust Account of approximately $31,000. For the three months ended May 31, 2016, we had net losses of approximately $111,000, which consisted of operating expenses of approximately $146,000, offset by interest income from our Trust Account of approximately $35,000.

For the six months ended May 31, 2017, we had net losses of approximately $388,000, which consisted of operating expenses of approximately $361,000, interest expense on the Note of approximately $87,000, offset by interest income from our Trust Account of approximately $60,000. For the six months ended May 31, 2016, we had net losses of approximately $240,000, which consisted of operating expenses of approximately $335,000, offset by interest income from our Trust Account of approximately $94,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

Through November 30, 2016, our liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units held outside of the Trust Account and proceeds from the convertible note in an aggregate original principal amount of $1 million from the Current Management (“Note”) following the Initial Extension, of which $370,880 was provided for our working capital needs, and $325,000 from Fortress Biotech, Inc. (“Fortress”) under the form of an unsecured, non-interest bearing convertible note. We repaid approximately $32,000 to Current Management in June 2016. In addition to these convertible notes, Fortress had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress agreed to convert the deferred administrative service fee of $175,000 to capital.

In December 2016, Current Management loaned us an additional amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted was deposited in the Trust Account, and the remaining balance of approximately $9,000 was provided for working capital purposes. In January 2017, Current Management loaned us an additional amount of $125,000 for working capital. In exchange for the additional funding, we amended the Note in December 2016 and January 2017, pursuant to which: (i) the principal amount of the note was increased to $1,412,665, and (ii) the Note accrued interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. During the three months ended May 31, 2017, we have received an aggregate of $130,000 and $75,000 in the form of promissory notes from our management and EBC, respectively.

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

Subsequent to May 31, 2017, the Company issued promissory notes in an aggregate amount of $82,000 and $75,000 to the new management and EBC, respectively, of which $25,000 of proceeds were received as of May 31, 2017 from both new management and EBC. The notes are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $100,000 was deposited to the Trust Account subsequent to May 31, 2017.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2017, we had approximately $4,800 in cash and cash equivalents, approximately $21,000 in interest income available to us for working capital purposes of from our investments in the Trust account, and a working deficit of approximately $2.2 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or September 12, 2017. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC ("Underwriting Agreement"). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial business combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential business combination and the target business' attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial business combination (exclusive of any applicable finders' fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of May 31, 2017.

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

As of May 31, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $645,000. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of May 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2017, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended May 31, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities are listed on the Nasdaq Capital Market. On February 21, 2017, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice stated that we were required to submit a plan to evidence compliance with the Minimum Public Holders Rule no later than April 7, 2017, which we submitted. On April 20, 2017, Nasdaq granted the Company an extension to regain compliance with the Minimum Public Holders Rule to August 21, 2017.

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

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.  Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of July 2017.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer

