Form 10-Q
period 2017-08-31
Origo Acquisition Corp
filed 2017-10-20
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of October 16, 2017, 2,977,631 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corp and Subsidiary

Condensed Consolidated Balance Sheets

	August 31, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$860	$97,261
Prepaid expenses	24,095	11,064
Total current assets	24,955	108,325
Cash and marketable securities held in Trust Account	21,163,824	32,728,640
Total Assets	$21,188,779	$32,836,965

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$276,626	$186,055
Accounts payable - related party	7,715	7,715
Accrued interest - related party	87,335	—
Notes payable - related parties	2,109,665	1,292,665
Total Current Liabilities	2,481,341	1,486,435

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 1,285,875 and 2,533,704 shares at conversion value at August 31, 2017 and November 30, 2016, respectively	13,707,427	26,350,521

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at August 31, 2017 and November 30, 2016, respectively	—	—
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 2,035,562 and 1,947,895 shares issued and outstanding at August 31, 2017 and November 30, 2016, respectively (excluding 1,285,875 and 2,533,704 shares subject to conversion at August 31, 2017 and November 30, 2016, respectively)	204	195
Additional paid-in capital	6,573,532	6,108,532
Accumulated deficit	(1,573,725)	(1,108,718)
Total Shareholders’ Equity	5,000,011	5,000,009
Total Liabilities and Shareholders’ Equity	$21,188,779	$32,836,965

Origo Acquisition Corp and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2017	2016	2017	2016
Operating costs	$119,859	$147,166	$480,657	$421,874
Operating cost - related party	—	—	—	60,000
Loss from operations	(119,859)	(147,166)	(480,657)	(481,874)

Other income (expense):
Interest income	42,721	16,065	102,985	110,421
Interest expense	—	—	(87,335)	—
Total other income (expense)	42,721	16,065	15,650	110,421
Net loss	$(77,138)	$(131,101)	$(465,007)	$(371,453)

Basic and diluted net loss per ordinary share	$(0.04)	$(0.07)	$(0.23)	$(0.20)

Weighted average shares outstanding, basic and diluted (1)	2,019,950	1,859,367	1,990,016	1,856,926

(1) This number excludes an aggregate of up to 1,285,875 and 2,557,018 shares subject to conversion at August 31, 2017 and 2016, respectively

Origo Acquisition Corp and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31, 2017	August 31, 2016
Cash Flows from Operating Activities
Net loss	$(465,007)	$(371,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(102,985)	(110,421)
Changes in operating assets and liabilities:
Prepaid expenses	(13,031)	1,061
Accounts payable	90,571	85,471
Accounts payable - related party	—	60,000
Accrued interest - related party	87,335	—
Net cash used in operating activities	(403,117)	(335,342)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(609,086)	(629,120)
Interest released from Trust Account	98,802	29,001
Withdrawal from Trust Account upon redemption	12,178,086	10,756,146
Net cash provided by investing activities	11,667,802	10,156,027

Cash Flows from Financing Activities
Proceeds from note payable to related parties	817,000	1,175,000
Repayment of note payable to related parties	—	(32,335)
Redemption of ordinary shares	(12,178,086)	(10,756,146)
Net cash (used in) provided by financing activities	(11,361,086)	(9,613,481)

Net (decrease) increase in cash and cash equivalents	(96,401)	207,204

Cash and cash equivalents - beginning	97,261	26,192

Cash and cash equivalents - ending	$860	$233,396

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$465,009	$196,454
Conversion of accounts payable - related party to additional paid in capital	$—	$175,000

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

All activity through August 31, 2017 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension, Second Extension, Third Extension, and Fourth Extension as discussed below, an aggregate of approximately $10.76 million, $380,600, $11.8 million, and $3.7 million was removed from the Trust Account in June 2016, December 2016, March 2017 and September 2017, respectively, to fund conversions of ordinary shares. In addition, the Company’s management deposited an aggregate of approximately $609,000 in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation out of loans from the new management and EBC during the nine months ended August 31, 2017. Subsequent to August 31, 2017, the Company deposited an addition of approximately $41,000 to the Trust Account.

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

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

On March 10, 2017, the Company held another extraordinary general meeting of shareholders (the “March Meeting”) and requested shareholders’ approval to extend the Liquidation Date from March 12, 2017 to September 12, 2017 (the “Third Extension”). At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $11.8 million (or approximately $10.50 per share) was removed from the Trust Account in March 2017 to pay such shareholders. In connection with the Third Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. As of September 12, 2017, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation was approximately $10.65 per share. The loan did not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

On September 11, 2017, the Company held another extraordinary general meeting of shareholders (the “September Meeting”) and requested shareholders’ approval to extend the Liquidation Date from September 12, 2017 to March 12, 2018 (the “Fourth Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, the Company has until March 12, 2018 to consummate an initial Business Combination. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation will be approximately $10.80 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

During the nine months ended August 31, 2017, the Company issued promissory notes to the new management and EBC for an aggregate of $222,000 and $150,000, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

If the Company has not completed a Business Combination by March 12, 2018, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is required to liquidate, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

On July 24, 2017, the Company entered into a merger agreement, which was later amended on September 27, 2017 (“Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of Origo (“Merger Sub”).

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2017, the Company had approximately $900 in cash and cash equivalents, approximately $15,000 in interest income available to the Company for working capital purposes from the Company’s investments in the Trust account, and a working capital deficit of approximately $2.46 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 12, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with Securities and Exchange Commission on January 18, 2017.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, net of amounts removed from the Trust Account for conversions (see Note 1) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2017, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted of approximately $21 million in U.S. Treasury Bills. At August 31, 2017, there was approximately $15,000 of interest income held in the Trust Account available to be released to the Company.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 1,285,875 and 2,557,018 Ordinary Shares subject to possible conversion at August 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

Note 5 - Related Party Transactions

Initial Shares

In August 2014, the Company issued 1,150,000 Initial Shares to the Initial Shareholders for an aggregate purchase price of $25,000. The Initial Shares included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units). On December 18, 2014, EBC notified the Company that it had elected to exercise a portion of the over-allotment option for 200,000 additional units at $10.00 per unit for an additional $2,000,000. The partial exercise resulted in a reduction of 50,000 Ordinary Shares subject to compulsory repurchase resulting in a total of 100,000 Ordinary Shares being repurchased for an aggregate amount of $0.01 on January 5, 2015. On May 20, 2016, the Initial Shares were transferred to the new management in connection with the resignation of the then-officers and directors of the Company upon the consummation of the Initial Extension.

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

Loans from Related Party

Convertible Notes

As of August 31, 2017 and November 30, 2016, the Company had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

As of November 30, 2016, the Company had an aggregate of $967,665 in convertible promissory notes (“Note”) to the new management outstanding. In December 2016 and January 2017, the new management loaned the Company an addition of $320,000 and $125,000, respectively, and amended the note in December 2016 and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of August 31, 2017, the amount of accrued interest that was owed under the Note was $87,335.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

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

Notes Payable

During the nine months ended August 31, 2017, the new management and EBC loaned the Company an aggregate of $222,000 and $150,000, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

Other agreements

In August 2016, the Company entered into an agreement with a legal firm to assist the Company with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and the Company has agreed to pay a portion of the invoices and the payment of the remaining amount will be deferred until the consummation of the Business Combination.

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

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

As of August 31, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $1.2 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of August 31, 2017.

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

Nasdaq Listing Rules

On February 21, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. In April 2017, the Company submitted a plan to evidence compliance with the Minimum Public Holders Rule and Nasdaq granted the Company until August 21, 2017 to evidence compliance with the Minimum Public Holders Rule.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

On August 23, 2017, the Company received a written notice from Nasdaq stating that the Company had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless the Company requested an appeal of Nasdaq’s determination, trading of the Company’s securities would be suspended at the open of business on September 1, 2017. As permitted under Nasdaq rules, the Company requested an appeal of the delisting determination, and a hearing before a Nasdaq panel was held in connection with such appeal in October 2017. As of the date of this report, the panel’s decision has not been rendered, and pending the Nasdaq panel’s determination, the Company’s securities will continue to trade on Nasdaq. If the panel’s determination is adverse to the Company, and absent any other remedies available to the Company, the Company’s securities would be subject to suspension from trading and Nasdaq could file a Form 25 to remove the Company’s securities from listing and registration on Nasdaq.

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

As of August 31, 2017, there are no preferred shares issued or outstanding.

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

At the December Meeting and March Meeting, shareholders holding 36,594 and 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account, respectively (see Note 1). As a result, the Company has an aggregate of 3,321,437 Ordinary Shares outstanding as of August 31, 2017. Of these, an aggregate of 1,285,875 Ordinary Shares subject to possible conversion are classified as temporary equity in the accompanying Balance Sheet.

Note 8 – Merger Agreement

Merger Agreement

On July 24, 2017, the Company entered into a Merger Agreement with HTH, which was later amended on September 27, 2017 (“Amended Merger Agreement”). Pursuant to the terms of the Amended Merger Agreement, the Merger Sub will merge with and into HTH, with HTH continuing as the surviving entity (the “Merger”) and all holders of HTH equity securities and warrants, options and rights to acquire or securities that convert into HTH equity securities (collectively, “HTH Securities”) will convert into Origo common shares and, with respect to options, options to acquire Origo common shares. More specifically at the effective time of the Merger (the “Effective Time”):

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

●	All holders of HTH Securities (excluding HTH options, as described below) shall be entitled to receive in the Merger an aggregate of 23,474,178 common shares of Origo (the “Merger Consideration”), which is equal to $250 million divided by the agreed upon value of the Origo common shares to be issued as Merger Consideration of $10.65 per share. In the event HTH receives in excess of $5,000,001 in net proceeds from one or more separate sales of common or preferred stock prior to the Closing, then the amount in excess of $5,000,001 shall increase the HTH’s valuation on a dollar-for-dollar basis and increase the number of Origo common shares representing the Merger Consideration by dividing the increased HTH valuation by the agreed upon value of the Origo common shares to be issued as Merger Consideration.

●	Each holder of capital stock of HTH shall receive for each share of capital stock of HTH its pro rata share of the Merger Consideration, treating any outstanding shares of HTH’s preferred stock on an as-converted to Class A common stock basis (and after deducting from the Merger Consideration payable to such holders of capital stock, the Origo common shares issuable to the holders of HTH’s 8% senior secured convertible promissory notes in an initial aggregate principal amount of $30 million (“HTH Purchase Notes”)).

●	Any warrants and other rights to acquire equity securities of HTH, and all other securities that are convertible into or exchangeable for equity securities of HTH, (A) if exercised or converted prior to the Effective Time, shall have the resulting shares of capital stock of HTH issued upon such exercise treated as outstanding shares of capital stock of HTH, and (B) if not exercised or converted prior to the Effective Time will be terminated and extinguished at the Effective Time (except for the HTH Purchase Notes and ExWorks Convertible Not, which shall be converted as described below, and the outstanding HTH options, which shall be assumed by Origo as described below).

●	HTH shall be permitted to increase the principal amount of HTH’s existing secured loan from ExWorks Capital Fund I, L.P (“ExWorks”) to up to $11.5 million from $7.5 million. Additionally, Origo acknowledged that any shares of HTH Class A common stock issued to ExWorks pursuant to the convertible note evidencing the ExWorks loan (the “ExWorks Convertible Note”) shall be converted into Origo common shares at a conversion price equal to 90% of the per share value of the Merger Consideration (i.e., $10.65, or an ExWorks conversion price of $9.585). Origo further agreed that all Origo common shares issued upon conversion of the ExWorks Convertible Note shall not be deemed to be part of the Merger Consideration and shall dilute all holders of Origo common shares on an equitable pro-rata basis. Origo also acknowledged that HTH and ExWorks entered into an amendment, pursuant to which ExWorks granted HTH an option, exercisable at any time on or before January 29, 2018, to extend the maturity date of the ExWorks loan to August 28, 2018. If HTH elects to exercise the option, it will be obligated to pay ExWorks an additional fee of $600,000 and issue an additional warrant to ExWorks to purchase shares of HTH Class A common stock. HTH agreed that prior to the Closing Date of the Merger, HTH shall either refinance its indebtedness to ExWorks or exercise the foregoing option to extend the terminate date of the ExWorks loan to August 28, 2018.

●	The HTH Purchase Notes that are outstanding as of the Closing shall automatically be converted in a number of Origo common shares calculated by dividing the outstanding principal and interest of all such HTH Purchase Notes and dividing such amount by the closing price of Origo’s common shares on the date of the Closing.

●	All outstanding HTH options will be assumed by Origo and be converted into an option to purchase Origo common shares (each, an “Origo Assumed Option”). Origo Assumed Options shall be in addition to the Merger Consideration and will dilute all holders of Origo securities.

●	If, prior to the Closing Date (i) Origo has less than $5,000,001 in net tangible assets (excluding the net tangible assets of HTH) and (ii) HTH shall consummate a HTH Public Offering, then (A) on the Closing Date, HTH will utilize up to ten percent (10%) of the gross proceeds of such HTH Public Offering (up to $20 million of such gross proceeds) to pay for all or a portion of Origo deferred expenses as directed by Origo and (B) if the gross proceeds of a HTH Public Offering exceeds $20 million, HTH will utilize up to $5.0 million of the gross proceeds of such HTH Public Offering to pay for all or a portion of Origo deferred expenses as directed by Origo.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

The Merger Agreement also provides that, immediately prior to the Effective Time, Origo will reincorporate under the laws of the State of Nevada, whether by reincorporation, statutory conversion or otherwise.

The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of customary conditions and Closing deliverables, including (1) the Registration Statement having been declared and remain effective, (2) Origo’s shareholders having approved the Merger Agreement and the related transactions at the extraordinary general meeting of Origo shareholders, (3) any required governmental and third party approvals having been obtained, (4) the consents required to be obtained or made from any third party (other than a governmental authority) in order to consummate the transactions contemplated by the Merger Agreement shall have been obtained or made; (5) no governmental authority having enacted any law which has the effect of making the transactions or agreements contemplated by the Merger Agreement illegal or which otherwise prevents or prohibits consummation of the transactions contemplated by the Merger Agreement, (6) there shall be no pending action brought by a third party non-affiliate to enjoin or otherwise restrict the consummation of the Closing, (7) upon the Closing, after giving effect to the completion of Origo’s redemption of its public stockholders in connection with the Merger and the payment of all accrued and unpaid expenses, Origo shall have net tangible assets of at least $5,000,001 (which shall include the consolidated net tangible assets of HTH and its subsidiaries), (8) HTH shall have received its required stockholder approval, (9) the parties’ respective representations and warranties shall be true and correct as of the Closing Date (subject to certain materiality qualifiers), (10) each of the parties shall have performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Merger Agreement to be performed or complied with by it on or prior to the Closing Date, and (11) no event having occurred since the date of the Merger Agreement resulting in a material adverse effect upon the business, assets, liabilities, results of operations, prospects or condition of the other party and its subsidiaries, taken as a whole, or the other party’s ability to consummate the transactions contemplated by the Merger Agreement and ancillary documents on a timely basis (subject in each case to customary exceptions) (a “Material Adverse Effect”), which is continuing and uncured. The obligation of Origo and Merger Sub to consummate the Merger is also subject to the satisfaction or waiver or certain additional conditions.

Consulting Services Agreement

At the Closing, the successor will enter into a consulting services agreement with Oreva Capital Corp., a Delaware corporation, pursuant to which the consultant is to perform certain services for the successor, including administrative services, dealing with investment bankers, investor relations consultants and other members of the investment community (as authorized from time to time by the Board of Directors), and assisting in connection with proposed acquisitions, dispositions and financings. In consideration for such services, the successor will pay the consultant a monthly consulting fee of $35,000. Commencing in 2018, the consultant may elect to have all or any portion of the consulting fee deferred and paid in shares of the successor’s common stock, at a per share price equal to 100% of the closing price of the stock of the successor. Adam Levin, the Chief Executive Officer and a director of HTH, is the Managing Director of Oreva Capital Corp.

Origo Acquisition Corp and Subsidiary

Notes to Unaudited condensed consolidated financial statements

August 31, 2017

Note 9 - Subsequent Events

On September 11, 2017, the Company held the September Meeting to extend the Liquidation Date from September 12, 2017 to March 12, 2018. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such business combination or the Company’s subsequent liquidation will be approximately $10.80 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

Subsequent to August 31, 2017, the Company received an aggregate of approximately $94,000 of loan amount from both the new management and EBC under the form of promissory notes. An aggregate of $21,000 loan commitment from the new management under the promissory notes were still outstanding. The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $41,000 was deposited to the Trust Account subsequent to August 31, 2017.

For a description of the Amended Merger Agreement entered into on September 27, 2017, see Note 8.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Origo Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report.

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

On September 11, 2017, we held another extraordinary general meeting of shareholders (the “September Meeting”) and requested shareholders’ approval to extend the Liquidation Date from September 12, 2017 to March 12, 2018 (the “Fourth Extension”). Under Cayman Islands law, the amendments to the Charter took effect upon their approval. Accordingly, we have until March 12, 2018 to consummate an initial Business Combination. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or our subsequent liquidation will be approximately $10.80 per share.

During the nine months ended August 31, 2017, we issued promissory notes to our management and EBC for an aggregate of $222,000 and $150,000, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

On July 24, 2017, we entered into a merger agreement, which was later amended on September 27, 2017 (“Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of Origo (“Merger Sub”).

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

For the three months ended August 31, 2017, we had net losses of approximately $77,000, which consisted of operating expenses of approximately $120,000, offset by interest income from our Trust Account of approximately $43,000. For the three months ended August 31, 2016, we had net losses of approximately $131,000, which consisted of operating expenses of approximately $147,000, offset by interest income from our Trust Account of approximately $16,000.

For the nine months ended August 31, 2017, we had net losses of approximately $465,000, which consisted of operating expenses of approximately $481,000, interest expense on the Note of approximately $87,000, offset by interest income from our Trust Account of approximately $103,000. For the nine months ended August 31, 2016, we had net losses of approximately $371,000, which consisted of operating expenses of approximately $482,000, offset by interest income from our Trust Account of approximately $110,000.

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

During the nine months ended August 31, 2017, the Current management and EBC loaned us an aggregate of $222,000 and $150,000, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

These convertible notes are unsecured and are payable to Fortress and Current Management upon consummation of a Business Combination. Upon consummation of a Business Combination, up to $175,000 of the principal balance of the $1.4 million Note from Current Management may be converted, at the holders’ option, into Units at a price of $10.00 per Unit. If the Current Management converts the entire $175,000 of the principal balance of the Note, they would receive 17,500 Private Placement Units. Fortress has agreed to convert all of its principal balance of the convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a business combination. The terms of the units into which these convertible promissory notes will convert will be identical to the Private Placement Units. If a business combination is not consummated, these convertible notes will not be repaid by us and all amounts owed thereunder by us will be forgiven, except to the extent that we have funds available outside of the Trust Account.

Subsequent to August 31, 2017, we received an aggregate of approximately $94,000 of loan amount from both the Current Management and EBC under the form of promissory notes. An aggregate of $21,000 loan commitment from the Current Management under the promissory notes were still outstanding. The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $41,000 was deposited to the Trust Account subsequent to August 31, 2017.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2017, we had approximately $900 in cash and cash equivalents, approximately $15,000 in interest income available to us for working capital purposes of from our investments in the Trust account, and a working deficit of approximately $2.46 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 12, 2018. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial business combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of August 31, 2017.

Other agreements

In August 2016, we entered into an agreement with a legal firm to assist us with a potential business combination and related securities and corporate work. The agreement called for a retainer of $37,500 and we have agreed to pay a portion of the invoices and the payment of the remaining amount will be deferred until the consummation of the business combination.

In December 2016, we entered into an agreement with a consultant for investor relations services. The agreement called for an upfront payment of $13,000, and the monthly fee of $8,000 will be deferred until the consummation of the business combination. We agreed to pay the consultant all of the deferred fees plus a contingency fee of $20,000 upon consummation of the business combination.

As of August 31, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $1.2 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of August 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2017, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended August 31, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our securities are listed on the Nasdaq Capital Market. On February 21, 2017, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. In April 2017, the Company submitted a plan to evidence compliance with the Minimum Public Holders Rule and Nasdaq granted the Company until August 21, 2017 to evidence compliance with the Minimum Public Holders Rule.

On August 23, 2017, we received a written notice from Nasdaq stating that we had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless the Company requested an appeal of Nasdaq’s determination, trading of the Company’s securities would be suspended at the open of business on September 1, 2017. As permitted under Nasdaq rules, the Company requested an appeal of the delisting determination, and a hearing before a Nasdaq panel was held in connection with such appeal in October 2017. As of the date of this report, the panel’s decision has not been rendered, and pending the Nasdaq panel’s determination, the Company’s securities will continue to trade on Nasdaq. If the panel’s determination is adverse to the Company, and absent any other remedies available to the Company, the Company’s securities would be subject to suspension from trading and Nasdaq could file a Form 25 to remove the Company’s securities from listing and registration on Nasdaq.

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

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Form of Promissory Note from Sponsor
10.2	Form of Promissory Note from EBC
31.1*	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.PRE*	XBRL Taxonomy Extension Label Linkbase.
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of October 2017.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer