Form 10-K
period 2017-11-30
Origo Acquisition Corp
filed 2018-01-30
CIK 1619551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36757

ORIGO ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

708 Third Avenue, New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 634-4512

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Redeemable Warrants, each to purchase one half of one Ordinary Share	The NASDAQ Stock Market LLC

Rights, each exchangeable into one tenth of one Ordinary Share	The NASDAQ Stock Market LLC

Units, each consisting of one Ordinary Share, one Redeemable Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes    ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes    ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 31, 2017, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $42.84 million (based on the closing sales price of the ordinary shares on May 31, 2017 of $10.20).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☒     No   ☐

As of January 30, 2018, there were 2,977,631 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference

NONE.

PART I

ITEM 1. BUSINESS

Formation and Extension

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

On December 17, 2014, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 4,000,000 units (“Units”), generating gross proceeds of $40 million, with each Unit consisting of one ordinary share, par value $0.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on our completion of an initial business combination. Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 285,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2.85 million. Of the Private Placement Units, 265,000 were purchased by an initial shareholder who was an affiliate of our former executive officers and 20,000 were purchased by EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering. On December 24, 2014, we consummated the closing of the sale of 200,000 Units, which were sold pursuant to the underwriters’ over-allotment option (“Over-Allotment”), and an additional 1,000 Private Placement Units to EBC in a simultaneous Private Placement, generating $2.01 million in gross proceeds.

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account immediately after the sales and invested in U.S. government treasury bills.

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

In connection with the Initial Extension, effective as of June 10, 2016, (i) each of Lindsay A. Rosenwald, Michael Weiss, George Avgerinos, Adam J. Chill, Arthur A. Kornbluth and Neil Herskowitz resigned from his position as an officer and/or director of our company and (ii) Edward J. Fred and Jose M. Aldeanueva were appointed as Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer, respectively, of our Company (collectively, the “Current Management”) and Edward J. Fred, Jose M. Aldeanueva, Stephen Pudles, Jeffrey J. Gutovich and Barry Rodgers became directors of our company. On May 20, 2016, the 1,050,000 Ordinary Shares issued in connection with the organization of the Company were transferred to the new management in connection with the resignation of the then-officers and directors of our company upon the consummation of the Initial Extension.

During the June Meeting, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the trust account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, the Current Management provided a loan to us of approximately $629,000, which was deposited in the trust account. In addition to the contribution, the Current Management loaned us an additional $370,880 for our working capital needs, for an aggregate amount of $1,000,000. The loan was evidenced by a promissory note (the “Note”) and was unsecured, non-interest bearing and is payable at our consummation of a business combination. Up to $175,000 of the principal amount of the Note is convertible at the option of the Current Management into 17,500 Private Placement Units (consisting of one Ordinary Share, one Right and one Warrant to purchase one-half of an Ordinary Share) at $10.00 per Unit. The terms of the units are identical to the units issued by us in our Initial Public Offering except that the warrants included in such units are non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If a business combination is not consummated, the Note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the trust account.

On December 12, 2016, we held an annual meeting of shareholders (the “December 2016 Meeting”), at which the shareholders approved among other items, an amendment to the Charter to extend the date by which we must consummate a business combination from December 12, 2016 to March 12, 2017 (the “Second Extension”). In connection with the Second Extension, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the trust account to pay such shareholders. As the Second Extension was approved, our management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each Public Share that was not converted, was deposited in the trust account to increase the conversion amount per share in any subsequent business combination or liquidation to approximately $10.50 per share.

On March 10, 2017, we held an annual meeting of shareholders (the “March Meeting”), at which the shareholders approved among other items, an amendment to the Charter to extend the date by which we must consummate a business combination (the “Liquidation Date”) from March 12, 2017 to September 12, 2017 (the “Third Extension”). At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the trust account (“Trust Account”). As a result, an aggregate of approximately $11.8 million (or $10.50 per share) was removed from the Trust Account to pay such holders. In connection with the Third Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. The loan will not bear interest and will be repayable by us to the lenders upon consummation of an initial business combination.

On September 11, 2017, we held another extraordinary general meeting of shareholders (the “September Meeting”) and requested shareholders’ approval to extend the Liquidation Date from September 12, 2017 to March 12, 2018 (the “Fourth Extension”). Under Cayman Islands law, all the amendments to the Charter took effect upon their approval. Accordingly, we now have until March 12, 2018 to consummate an initial Business Combination. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or our subsequent liquidation will be approximately $10.80 per share.

During the year ended November 30, 2017, we issued promissory notes to our management and EBC for an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Our management has broad discretion with respect to the specific application of the remaining net proceeds of the offering and the Private Placement, although substantially all of the remaining net proceeds are intended to be applied generally towards consummating a business combination successfully.

Business Combination Initiatives

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

On February 17, 2017, we sent a letter (the “Termination Letter”) to Aina Le’a to terminate the Merger Agreement (1) pursuant to Sections 8.1(e) of the Merger Agreement because Aina Le’a breached the non-solicitation covenant contained in Section 5.7 of the Merger Agreement and (2) pursuant to Section 8.1(f) because there has been a Material Adverse Effect on Aina Le’a which is uncured and continuing. In addition, we provided notice of additional breaches by Aina Le’a of the Merger Agreement based on information available to us as of the date of the Termination Letter, including, among others, breaches of the following provisions: Section 5.1(a) (by failing to give us and our representatives access to requested information about Aina Le’a and its operations, including without limitation Aina Le’a’s ongoing financing activities), Section 5.8(iv) (failure to provide prompt notice of the filing of a foreclosure action on a parcel of land material to the initial phase of Aina Le’a’s development project), Section 5.8(v) (failure to provide prompt notice of the filing of a foreclosure action on a parcel of land material to the initial phase of Aina Le’a’s development project), Sections 5.9 and 5.11 (Aina Le’a’s failure to use commercially reasonable efforts and to cooperate fully with us and our representatives to prepare and file the Registration Statement). The Termination Letter served as a notice to cure with respect to these provisions to the extent required by Section 8.1(e) of the Merger Agreement. However, we did not believe these breaches were curable and therefore the Termination Letter terminated the Merger Agreement immediately as of February 17, 2017.

On February 22, 2017, we sent to Aina Le’a a supplement to the Termination Letter (the “Supplement”). The Supplement noted that Aina Le’a’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (“From 10-Q”), which was filed on February 21, 2017, inaccurately described the Termination Letter. Furthermore, the Supplement indicated that the Form10-Q contained further information that we believe demonstrates that a Material Adverse Effect had occurred on Aina Le’a’s business and was continuing. The Supplement further reiterated that the termination of the Merger Agreement was effective as of the date of the Termination Letter.

On July 24, 2017, we entered into a merger agreement, which was later amended on September 27, 2017 (collectively, the “HTH Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly - owned subsidiary of Origo (“Merger Sub”). Pursuant to the HTH Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the HTH Merger Agreement (the “Closing”), we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, we will cease to exist and the holders of the Company’s equity securities and warrants, options and rights to acquire or convert into the Company’s equity securities will convert into the successor’s equity securities and warrants, options and rights to acquire or convert into the successor’s equity securities. The description of the HTH Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement which was filed with the SEC on July 27, 2017 on Form 8-K. The full text of the amendment to the HTH Merger Agreement was filed with the SEC on October 3, 2017 on Form 8-K. You are urged to read the entire HTH Merger Agreement, amendment thereto and the other exhibits attached thereto. Our board of directors has approved the HTH Merger Agreement. Unless specifically stated, this Annual Report does not give effect to the HTH merger and does not contain the risks associated with the HTH merger. Such risks and effects relating to the HTH merger are included in our preliminary proxy statement filed with the SEC on Form S-4 (File No. 333-221527).

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business may exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

With respect to the Merger, pursuant to the HTH Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement, we will merge with and into the Merger Sub, with the Merger Sub continuing as the surviving entity. As a result of the consummation of the Merger, we will cease to exist and the holders of our equity securities and warrants, options and rights to acquire or convert into our equity securities will convert into HTH equity securities and warrants, options and rights to acquire or convert into HTH equity securities.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds held in trust available for our initial business combination in the amount of $17,616,785 as of December 31, 2017, we offer a target business such as HTH a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business until we complete a business combination, including the Merger. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our share capital, debt or a combination of these, as well as the contributions made by our Current Management in connection with the initial, second, third and fourth extension, in effecting a business combination. Although substantially all of the remaining net proceeds of the initial public offering and the private placement of Private Placement Units are intended to be applied generally toward effecting a business combination, which may include the Merger, the proceeds are not otherwise being designated for any more specific purposes. A business combination (if not HTH pursuant to the Merger) may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we are presently focusing all efforts on completing the Merger with HTH, historically, target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. These sources have introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, have also brought to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. To the extent we engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we have and may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If the Merger with HTH is not consummated and we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management has considered a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, if the Merger with HTH is not consummated, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines. We considered the foregoing in our evaluation of the HTH merger, and a discussion of our business combination with HTH is included in our preliminary proxy statement filed with the SEC on Form S-4 (File No. 333-221527).

Any evaluation relating to the merits of a particular business combination has been or will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we have or will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

Business Combination Procedures

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, as described below, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account or sell any shares to us in any tender offer in connection with a proposed business combination. For the Merger, we intend to seek shareholder approval of the Merger with HTH at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the Merger, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

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

Alternatively, if we engage in a tender offer (which we are not doing for the Merger), each public shareholder will be provided the opportunity to sell their public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. EBC will not have conversion rights with respect to the shares included in the Private Placement Units, or “private shares.”

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Once the shares are converted by the beneficial holder, and effectively repurchased by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination (including for the Merger) will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights.

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

Automatic Liquidation of trust account if No Business Combination

If we do not complete a business combination by March 12, 2018, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $164 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account as of March 12, 2018 (“Liquidation Date”) would be approximately $10.80.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Fortress had agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. As part of the resignations and appointment of the Current Management (as described elsewhere in this Annual Report), Mr. Fred, our Chief Executive Officer, agreed to be responsible for such obligations and Fortress has been released from such obligations. However, we cannot assure you that Mr. Fred will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution as of Liquidation Date could be less than $10.80, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.80 per share as of Liquidation Date.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to pay EBC a fee of 4.0% of the gross proceeds of the IPO upon consummation of our initial business combination

●	our obligation to either repay or issue Private Placement Units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders and current or former officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

If we are unable to consummate a business combination, our public shareholders may be forced to wait until March 12, 2018 before receiving liquidation distributions.

We have until March 12, 2018 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full-time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss. Adding to this risk is the material risk that we may be unable to consummate our business combination with HTH pursuant to the Merger.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm has expressed in its report on our consolidated financial statements included as part of this Annual Report a substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our ability to continue as a going concern. Moreover, there is no assurance that we will consummate our initial business combination, including the Merger. As of November 30, 2017, we had approximately $8,000 in cash and cash equivalents, approximately $56,000 in interest income available to us for working capital purposes from our investments in the Trust account, and a working capital deficit of approximately $2.7 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 12, 2018. Following the initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial business combination may not be successful. These factors raise substantial doubt about our ability to continue as a going concern.

The requirement that we complete an initial business combination by March 12, 2018 may give HTH or other potential target businesses leverage over us in negotiating a business transaction.

We have until March 12, 2018 to complete an initial business combination. HTH and any other potential target business with which we enter into negotiations concerning a business combination is or will be aware of this requirement. Consequently, HTH or such other target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

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

We may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●     may significantly reduce the equity interest of investors;

●     may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●     may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●     may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●     default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●     acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●     our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●     our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of December 31, 2017, we had approximately $64,000 available to us to fund our working capital requirements. This amount was comprised of approximately $8,000 available in our operating account and approximately $56,000 of interest income available to us for working capital purpose from our investments in the trust account. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital, as well as any funds from Current Management’s ability to fund our working capital needs. We will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.80 as of Liquidation Date.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, Mr. Fred, our Chief Executive Officer, has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, Mr. Fred may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.80 as of Liquidation Date, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.80 as of Liquidation Date.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our charter, as amended, provides that we will continue in existence only until March 12, 2018 unless we complete an initial business combination by such date.

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

Other than HTH, we have not yet selected a particular industry or target business with which to complete a business combination and are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate other than the business and industry in which HTH operates.

We are not limited in locations or industries for our target businesses and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire other than HTH. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

On August 23, 2017, the Company received a written notice from Nasdaq stating that we had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless the Company requested an appeal of Nasdaq’s determination, trading of the Company’s securities would be suspended at the open of business on September 1, 2017. As permitted under Nasdaq rules, the Company requested an appeal of the delisting determination, and a hearing before a Nasdaq panel (the “Panel”) was held in connection with such appeal in October 2017. On October 23, 2017, the Panel determined to grant the Company’s request for the continued listing of its securities on The Nasdaq Capital Market, pursuant to an extension through February 19, 2018 to complete its proposed merger with HTH and, in connection therewith, to evidence compliance with all applicable requirements for the continued listing of the combined company’s securities on Nasdaq, post-merger. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision (including the Minimum Public Holders Rule); however, there can be no assurances given that it will be able to do so.

On December 4, 2017, the Company received written notice from the Listing Qualifications Department of Nasdaq indicating that the Company did not satisfy Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”) because the Company did not timely hold an annual meeting for the fiscal year ended November 30, 2016 on or before November 30, 2017. The notice indicated that the Company’s non-compliance with the Annual Meeting Requirement could serve as an additional basis for the delisting of the Company’s securities from The Nasdaq Capital Market and, as such, the Company should present its plan to evidence compliance with that requirement for review by the Panel.

The Company plans to provide an update to the Panel regarding its plan to evidence compliance with the Annual Meeting Requirement.

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

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

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

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. In the Merger, we are required, as a closing condition, after giving effect to the Closing Redemption Offer and deducting any unpaid transaction expenses, extension costs and deferred IPO offering costs, to have cash and cash equivalents of at least $15,000,000.  If the number of our shareholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until March 12, 2018 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

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

Our initial shareholders and former and current officers and directors collectively own approximately 44.9% of our issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our current and former officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or private placement or in the aftermarket in favor of such proposed business combination.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

If we consummate a business combination with a target business in one of these areas, or another location outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1 billion, our revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low

2016-2017:
Fourth Quarter	11.01	11.01	10.705	10.55	0.5999	0.33	0.42	0.23
Third Quarter	10.7076	10.6989	10.4721	10.4603	0.3376	0.3097	0.2504	0.2031
Second Quarter	10.60	10.60	10.51	10.10	0.32	0.15	0.33	0.60
First Quarter	10.60	10.50	10.75	10.35	0.39	0.06	0.17	0.11

2015-2016:
Fourth Quarter	10.60	10.50	10.35	10.30	0.16	0.115	0.1498	0.0597
Third Quarter	10.60	10.25	10.25	10.19	0.19	0.11	0.15	0.055
Second Quarter	10.34	10.21	10.15	10.00	0.17	0.06	0.146	0.04
First Quarter	10.54	10.15	10.10	9.75	0.33	0.15	0.222	0.07

Holders

As of January 30, 2018, there were 3 holders of record of our units, 6 holders of record of our ordinary shares, 1 holder of record of our rights and 1 holder of record of our warrants.

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

We paid total transaction costs of approximately $1,845,000, inclusive of $1,365,000 of underwriting fees. After deducting the underwriting discounts and commissions and the offering expenses, an aggregate of $42,845,000 was deposited into the trust account. As of November 30, 2017, proceeds not held in trust account were approximately $8,000. Interest income available from our investments in trust was approximately $56,000 as of November 30, 2017. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of November 30, 2017, there was $17,616,785 held in the trust fund, including interest.

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

At the March Meeting, shareholders holding 1,123,568 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $11.8 million (or approximately $10.50 per share) was removed from the trust account in March 2017 to pay such shareholders. In connection with the Third Extension, the Current Management provided a loan to us for $0.025 for each Public Share that was not converted, or approximately $50,000, for each calendar month (commencing on March 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our trust account. The loan did not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination.

At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the trust account in September 2017 to pay such shareholders. In connection with the Fourth Extension, the Current Management provided a loan to the Company for $0.025 for each Public Share that was not converted, or approximately $41,000, for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Trust account. If we take the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or our subsequent liquidation will be approximately $10.80 per share. The loan will not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended November 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Origo Acquisition Corporation, formerly known as CB Pharma Acquisition Corp. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Origo Acquisition Corporation, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

During the June Meeting, shareholders holding 1,054,401 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the funds in the Trust Account. As a result, approximately $10.76 million (or approximately $10.20 per share) was removed from the trust account to pay such holders. In connection with the Initial Extension, the Current Management provided a loan to us of approximately $629,000, which was deposited in the Trust Account. In addition to the contribution, the Current Management loaned us an additional $370,880 for our working capital needs, for an aggregate amount of $1,000,000. The loan was evidenced by a promissory note (the “Note”) and was unsecured, non-interest bearing and is payable at our consummation of a business combination. Up to $175,000 of the principal amount of the Note is convertible at the option of the Current Management into 17,500 Private Placement Units (consisting of one Ordinary Share, one Right and one Warrant to purchase one-half of an Ordinary Share) at $10.00 per Unit. The terms of the units are identical to the units issued by us in our Initial Public Offering except that the warrants included in such units are non-redeemable by us and will be exercisable for cash or on a “cashless” basis, in each case, if held by the initial holders or their permitted transferees. If a business combination is not consummated, the Note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available outside of the Trust Account.

On December 12, 2016, we held an annual meeting of shareholders (the “December 2016 Meeting”), at which the shareholders approved among other items, an amendment to the charter to extend the date by which we must consummate a business combination from December 12, 2016 to March 12, 2017 (the “Second Extension”). In connection with the Second Extension, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the trust account to pay such shareholders. As the Second Extension was approved, our management provided a loan to us for an aggregate amount of $320,000, of which approximately $310,900, or $0.10 for each Public Share that was not converted, was deposited in the trust account to increase the conversion amount per share in any subsequent business combination or liquidation to approximately $10.50 per share.

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

On September 11, 2017, we held another extraordinary general meeting of shareholders (the “September Meeting”) and requested shareholders’ approval to extend the Liquidation Date from September 12, 2017 to March 12, 2018 (the “Fourth Extension”). Under Cayman Islands law, all the amendments to the Charter took effect upon their approval. Accordingly, we have until March 12, 2018 to consummate an initial Business Combination. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, our management agreed to provide a loan to us for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or our subsequent liquidation will be approximately $10.80 per share.

During the year ended November 30, 2017, we issued promissory notes to our management and EBC for an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Our management has broad discretion with respect to the specific application of the remaining net proceeds of the offering and the Private Placement, although substantially all of the remaining net proceeds are intended to be applied generally towards consummating a business combination successfully.

On July 24, 2017, we entered into a merger agreement, which was later amended on September 27, 2017 (“Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly - owned subsidiary of Origo (“ Merger Sub “).

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

For the year ended November 30, 2017, we had net losses of approximately $615,000, which consisted of operating expenses of approximately $670,000, interest expense on the Note of approximately $87,000, offset by interest income from our Trust Account of approximately $143,000.

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

Liquidity and Capital Resources

Through November 30, 2017, our liquidity needs were satisfied through receipt of approximately $407,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units held outside of the Trust Account and proceeds from the convertible note in an aggregate original principal amount of $1 million from the Current Management (“Note”) following the Initial Extension, of which $370,880 was provided for our working capital needs, and $325,000 from Fortress Biotech, Inc. (“Fortress”) under the form of an unsecured, non-interest bearing convertible note. We repaid approximately $32,000 to Current Management in June 2016. In addition to these convertible notes, Fortress had deferred payment of their administrative service fee of $175,000 through May 2016. On May 20, 2016, Fortress agreed to convert the deferred administrative service fee of $175,000 to capital.

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

During the year ended November 30, 2017, the Current management and EBC loaned us an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. This additional funding was used for working capital and to maintain the requirements of the Trust Account. An aggregate amount of approximately $682,000 was deposited in the Trust Account during the year end November 30, 2017. In exchange for the additional funding, we issued new promissory notes. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Subsequent to November 30, 2017, we received an aggregate of approximately $88,120 of loan amount from both the new management and EBC under the form of promissory notes. The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $82,000 was deposited to the Trust Account subsequent to November 30, 2017.

We intend to use substantially all of the remaining net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, upon consummation of our initial business combination, including the Merger. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we may have incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2017, we had approximately $8,000 in cash and cash equivalents, approximately $56,000 in interest income available to us for working capital purposes of from our investments in the Trust account, and a working deficit of approximately $2.7 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 12, 2018. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial business combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2017.

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

As of November 30, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $1.3 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2017.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2017, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management’s assessment of the effectiveness of our internal control system as of November 30, 2017 was based on the framework for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of November 30, 2017.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as a smaller reporting company and an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward J. Fred	58	Chief Executive Officer, President and Director
Jose M. Aldeanueva	49	Chief Financial Officer, Treasurer, Secretary and Director
Stephen B. Pudles	57	Director
Jeffrey J. Gutovich	61	Director
Barry Rodgers	78	Director

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

Audit Committee

Effective December 12, 2014, we established an audit committee of the board of directors. The audit committee currently consists of Messrs. Pudles, Gutovich and Rodgers, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective as of December 12, 2014, we established a compensation committee of the board of directors. The current compensation committee consists of Messrs. Pudles, Gutovich and Rodgers, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2017, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

●	each of our officers and directors; and

●	all our officers and directors as a group.

As November 30, 2017, there were a total of 2,977,631 ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Edward J. Fred	524,334	(2)	17.6%
Jose M. Aldeanueva	117,000		3.9%
Stephen B. Pudles	264,333		8.9%
Jeffrey J. Gutovich	134,333	(3)	4.5%
Barry Rodgers	10,000		*
Polar Asset Management Partneres Inc.(4)	330,000	(5)	11.1%
AQR Capital Management, LLC (6)	325,500		10.9%
Fortress Biotech, Inc. (7)	265,000		8.9%
All directors and executive officers as a group (five individuals)	1,050,000		35.3%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Origo Acquisition Corporation, 708 Third Avenue, New York, NY 10017.

(2)	Represents shares held by EJF Opportunities, LLC which Mr. Fred controls.

(3)	Represents shares held by the Jeffrey J. Gutovich Profit Sharing Plan which Mr. Gutovich controls.

(4)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Form 4 filed on March 20, 2017.

(5)	Includes Ordinary Shares held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.

(6)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, CT 06830. AQR Capital Management, LLC in a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. Such entities have shared voting and dispositive shares held thereby. Information derived from a Schedule 13G filed on February 14, 2017.

(7)	Includes Ordinary Shares underlying the units purchased by Fortress Biotech, Inc. in a private placement consummated simultaneously with the Company’s initial public offering. Fortress Biotech, Inc. is an affiliate of one of our former executive officers.

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

Equity Compensation Plans

As of November 30, 2017, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Promissory Notes

Convertible Notes

As of November 30, 2017 and November 30, 2016, we had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

As of November 30, 2016, we had an aggregate of $967,665 in convertible promissory notes (“Note”) to the new management outstanding. In December 2016 and January 2017, the new management loaned us an addition of $320,000 and $125,000, respectively, and amended the note in December 2016 and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of November 30, 2017, the Note remained outstanding, and the amount of accrued interest that was owed under the Note was $87,335.

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

Notes Payable

During the year ended November 30, 2017, the new management and EBC loaned us an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

If a Business Combination is not consummated, the convertible notes and notes payable owed to Fortress, the new management and EBC will not be repaid by us and all amounts owed thereunder by us will be forgiven, except to the extent that we had funds available to it outside of the Trust Account.

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

Audit Fees

During the fiscal years ended November 30, 2017 and 2016, audit fees for our independent registered public accounting firm were approximately $64,000 and $53,000, respectively.

Audit-Related Fees

During the fiscal years ended November 30, 2017 and 2016, audit-related fees for our independent registered public accounting firm were approximately $21,000 and $10,000, respectively.

Tax Fees

During the fiscal years ended November 30, 2017 and 2016, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the fiscal years ended November 30, 2017 and 2016, fees for other services were $0.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
1.2	Business Combination Marketing Agreement (incorporated by reference to Exhibit 1.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on November 19, 2014 (File No.:333-199558)).
2.1	Merger Agreement, dated as of December 19, 2016, by and among Origo Acquisition Corporation, Aina Le’a Inc., Aina Le’a Merger Sub, Inc. and Jose Aldeanueva in his capacity as the OAC Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registration Statement on Form S-1/A filed with the SEC on December 11, 2014 (File No.:333-199558)).
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association dated June 20, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-K filed with the SEC on January 18, 2017).
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association dated December 16, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1/A filed with the SEC on November 26, 2014 (File No.:333-199558)).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.5	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to Amendment No. 5 to the Registration Statement on Form S-1/A filed with the SEC on December 11, 2014 (File No.:333-199558)).
4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form S-1/A filed with the SEC on November 26, 2014 (File No.:333-199558))
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.4	Form of Letter Agreement between Coronado Biosciences and the Registrant regarding administrative support (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.5	Form of Promissory Note issued to Coronado Biosciences (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on October 23, 2014 (File No.:333-199558)).
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on November 12, 2014 (File No.:333-199558)).
10.7	Subscription Agreement among the Registrant, Graubard Miller and Coronado Biosciences (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
10.8	Subscription Agreement among the Registrant, Graubard Miller and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1/A filed with the SEC on December 9, 2014 (File No.:333-199558)).
10.9	CB Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.10	CB Transfer Agent Letter (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.11	CB Registration Rights Letter Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).

10.12	New Investors Inside Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.13	CB Insider Letter Amendment (Fortress) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.14	CB Insider Letter Amendment (all but Fortress) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.15	CB Administrative Services Termination Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 23, 2016).
10.16	Letter agreement, dated as of December 19, 2016, by and among Origo Acquisition Corporation, Aina Le’a Inc. and certain stockholders of Origo Acquisition Corporation named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2016).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

ORIGO ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Origo Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Origo Acquisition Corporation (the “Company”) as of November 30, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Origo Acquisition Corporation , as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

New York, NY

January 29, 2018

ORIGO ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$8,453	$97,261
Prepaid expenses and other assets	8,963	11,064
Total current assets	17,416	108,325
Cash and marketable securities held in Trust Account	17,616,785	32,728,640
Total Assets	$17,634,201	$32,836,965

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$332,294	$186,055
Accounts payable - related party	7,715	7,715
Accrued interest - related party	87,335	—
Notes payable - related parties	2,310,830	1,292,665
Total Current Liabilities	2,738,174	1,486,435

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 922,276 and 2,533,704 shares at conversion value at November 30, 2017 and 2016, respectively	9,896,021	26,350,521

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at November 30, 2017 and 2016, respectively	—	—
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 2,055,355 and 1,947,895 shares issued and outstanding at November 30, 2017 and 2016, respectively (excluding 922,276 and 2,533,704 shares subject to conversion at November 30, 2017 and 2016, respectively)	205	195
Additional paid-in capital	6,723,403	6,108,532
Accumulated deficit	(1,723,602)	(1,108,718)
Total Shareholders’ Equity	5,000,006	5,000,009
Total Liabilities and Shareholders’ Equity	$17,634,201	$32,836,965

The accompanying notes are an integral part of these consolidated financial statements.

ORIGO ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended November 30,
	2017	2016
Operating costs	$670,115	$782,291
Operating cost - related party	—	60,000
Loss from operations	(670,115)	(842,291)

Other income (expense):
Interest income	142,566	126,098
Interest expense	(87,335)	—
Total other income (expense)	55,231	126,098
Net loss	$(614,884)	$(716,193)

Basic and diluted net loss per ordinary share	$(0.31)	$(0.38)

Weighted average shares outstanding, basic and diluted (1)	2,001,426	1,873,871

(1) This number excludes an aggregate of up to 922,276 and 2,533,704 shares subject to conversion at November 30, 2017 and 2016, respectively

The accompanying notes are an integral part of these consolidated financial statements.

ORIGO ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2015	1,847,961	$185	$5,392,341	$(392,525)	$5,000,001
Conversion of accounts payable - related party to additional paid in capital	—	—	175,000	—	175,000
Ordinary shares subject to possible conversion	99,934	10	541,191	—	541,201
Net loss	—	—	—	(716,193)	(716,193)
Balance - November 30, 2016	1,947,895	$195	$6,108,532	$(1,108,718)	$5,000,009
Ordinary shares subject to possible conversion	107,460	10	614,871	—	614,881
Net loss	—	—	—	(614,884)	(614,884)
Balance - November 30, 2017	2,055,355	$205	$6,723,403	$(1,723,602)	$5,000,006

The accompanying notes are an integral part of these consolidated financial statements.

ORIGO ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended November 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(614,884)	$(716,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(142,566)	(126,098)
Changes in operating assets and liabilities:
Prepaid expenses	2,101	26,264
Accounts payable	146,239	169,275
Accounts payable - related party	—	60,000
Accrued interest - related party	87,335	—
Net cash used in operating activities	(521,775)	(586,752)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(682,208)	(629,120)
Interest released from Trust Account	147,010	144,276
Withdrawal from Trust Account upon redemption	15,839,620	10,756,146
Net cash provided by investing activities	15,304,422	10,271,302

Cash Flows from Financing Activities
Proceeds from note payable to related parties	968,165	1,175,000
Repayment of note payable to related parties	—	(32,335)
Redemption of ordinary shares	(15,839,620)	(10,756,146)
Net cash used in financing activities	(14,871,455)	(9,613,481)

Net (decrease) increase in cash and cash equivalents	(88,808)	71,069

Cash and cash equivalents - beginning	97,261	26,192

Cash and cash equivalents - ending	$8,453	$97,261

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$614,881	$541,201
Proceeds under notes payable deposited directly to Trust Account by related parties	$50,000	$—
Conversion of accounts payable - related party to additional paid in capital	$—	$175,000

The accompanying notes are an integral part of these consolidated financial statements.

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All activity through November 30, 2017 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2014. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 17, 2014, generating gross proceeds of $40 million (Note 3). On December 24, 2014, the Company consummated the closing of the sale of 200,000 additional Units upon receiving notice of EarlyBirdCapital, Inc.’s (“EBC”), the representative of the underwriters in the Initial Public Offering election to exercise its over-allotment option, generating an additional gross proceeds of approximately $2 million (“Over-allotment”).

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension, Second Extension, Third Extension, and Fourth Extension as discussed below, an aggregate of approximately $10.76 million, $380,600, $11.8 million, and $3.7 million was removed from the Trust Account in June 2016, December 2016, March 2017 and September 2017, respectively, to fund conversions of ordinary shares. In addition, the Company’s management deposited an aggregate of approximately $682,000 in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation out of loans from the new management and EBC during the year ended November 30, 2017. Subsequent to November 30, 2017, the Company deposited an addition of approximately $82,000 to the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the remaining net proceeds are intended to be applied to consummating a Business Combination.

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2016, the Company held its annual general meeting of shareholders (the “December 2016 Meeting”). At the December Meeting, the shareholders approved for an amendment to extend the Liquidation Date from December 12, 2016 to March 12, 2017 (the “Second Extension”). At the meeting, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the Trust Account in December 2016 to pay such shareholders. In connection with the Second Extension, the Company’s management provided a loan to the Company for an aggregate amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted, was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation to approximately $10.50 per share.

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

On September 11, 2017, the Company held another extraordinary general meeting of shareholders (the “September Meeting”) and requested shareholders’ approval to extend the Liquidation Date from September 12, 2017 to March 12, 2018 (the “Fourth Extension”). Under Cayman Islands law, all the amendments to the Charter took effect upon their approval. Accordingly, the Company now has until March 12, 2018 to consummate an initial Business Combination. At the September Meeting, shareholders holding 343,806 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $3.7 million (or approximately $10.65 per share) was removed from the Trust Account in September 2017 to pay such shareholders. In connection with the Fourth Extension, the Company’s management agreed to provide a loan to the Company for $0.025 for each Public Share that was not converted for each calendar month (commencing on September 12, 2017 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through March 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation will be approximately $10.80 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

During the year ended November 30, 2017, the Company issued promissory notes to the new management and EBC for an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 19, 2016, the Company entered into a Merger Agreement (the “Merger Agreement”) with Aina Le’a Inc., a Delaware corporation (“Aina Le’a”), Aina Le’a Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Aina Le’a (“Merger Sub”), and Jose Aldeanueva, in the capacity as the representative for the stockholders of the Company and their successors and assign (the “OAC Representative”).

On February 17, 2017, the Company sent a letter (the “Termination Letter”) to Aina Le’a to terminate the Merger Agreement (1) pursuant to Sections 8.1(e) of the Merger Agreement because Aina Le’a breached the non-solicitation covenant contained in Section 5.7 of the Merger Agreement and (2) pursuant to Section 8.1(f) because there has been a Material Adverse Effect on Aina Le’a which is uncured and continuing. In addition, the Company provided notice of additional breaches by Aina Le’a of the Merger Agreement based on information available to the Company as of the date of the Termination Letter, including, among others, breaches of the following provisions: Section 5.1(a) (by failing to give the Company and its representatives access to requested information about Aina Le’a and its operations, including without limitation Aina Le’a’s ongoing financing activities), Section 5.8(iv) (failure to provide prompt notice of the filing of a foreclosure action on a parcel of land material to the initial phase of Aina Le’a’s development project), Section 5.8(v) (failure to provide prompt notice of the filing of a foreclosure action on a parcel of land material to the initial phase of Aina Le’a’s development project), Sections 5.9 and 5.11 (Aina Le’a’s failure to use commercially reasonable efforts and to cooperate fully with the Company and its representatives to prepare and file the Registration Statement). The Termination Letter served as a notice to cure with respect to these provision to the extent required by Section 8.1(e) of the Merger Agreement. However, the Company did not believe these breaches were curable and therefore the Termination Letter terminated the Merger Agreement immediately as of February 17, 2017.

On February 22, 2017, the Company sent to Aina Le’a a supplement to the Termination Letter (the “Supplement”). The Supplement noted that Aina Le’a’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (“From 10-Q”), which was filed on February 21, 2017, inaccurately described the Termination Letter. Furthermore, the Supplement indicated that the Form10-Q contained further information that the Company believes demonstrated that a Material Adverse Effect had occurred on Aina Le’a’s business and was continuing. The Supplement further reiterated that the termination of the Merger Agreement was effective as of the date of the Termination Letter.

On July 24, 2017, the Company entered into a merger agreement, which was later amended on September 27, 2017 (the “HTH Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly - owned subsidiary of Origo (“Merger Sub”). Pursuant to the HTH Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the HTH Merger Agreement (the “Closing”), the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, the Company will cease to exist and the holders of the Company’s equity securities and warrants, options and rights to acquire or convert into the Company’s equity securities will convert into the successor’s equity securities and warrants, options and rights to acquire or convert into the successor’s equity securities (see Note 8). The Company’s board of directors has approved the HTH Merger Agreement.

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2017, the Company had approximately $8,000 in cash and cash equivalents, approximately $56,000 in interest income available to the Company for working capital purposes from the Company’s investments in the Trust account, and a working capital deficit of approximately $2.7 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 12, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, net of amounts removed from the Trust Account for conversions (see Note 1) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of November 30, 2017, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted of approximately $17.6 million in U.S. Treasury Bills. At November 30, 2017, there was approximately $56,000 of interest income held in the Trust Account available to be released to the Company.

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 922,276 and 2,533,704 Ordinary Shares subject to possible conversion at November 30, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORIGO ACQUISITION CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans from Related Party

Convertible Notes

As of November 30, 2017 and November 30, 2016, the Company had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

As of November 30, 2016, the Company had an aggregate of $967,665 in convertible promissory notes (“Note”) to the new management outstanding. In December 2016 and January 2017, the new management loaned the Company an addition of $320,000 and $125,000, respectively, and amended the note in December 2016 and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of November 30, 2017, the Note remained outstanding, and the amount of accrued interest that was owed under the Note was $87,335.

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

Notes Payable

During the year ended November 30, 2017, the new management and EBC loaned the Company an aggregate of $361,590 and $211,575, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 30, 2017, the aggregate amount deferred for the legal firm and the consultant was approximately $1.3 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2017.

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

ORIGO ACQUISITION CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 23, 2017, the Company received a written notice from Nasdaq stating that the Company had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless the Company requested an appeal of Nasdaq’s determination, trading of the Company’s securities would be suspended at the open of business on September 1, 2017. As permitted under Nasdaq rules, the Company requested an appeal of the delisting determination, and a hearing before a Nasdaq panel was held in connection with such appeal in October 2017. On October 23, 2017, Nasdaq panel had determined to grant the Company’s request for the continued listing of its securities on The Nasdaq Capital Market, pursuant to an extension through February 19, 2018 to complete its proposed merger with HTH and, in connection therewith, to evidence compliance with all applicable requirements for the continued listing of the combined company’s securities on Nasdaq, post-merger. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision (including the Minimum Public Holders Rule); however, there can be no assurances given that it will be able to do so.

On December 4, 2017, the Company received written notice from Nasdaq stating the Company did not satisfy Nasdaq Listing Rule because the Company did not timely hold an annual meeting for the fiscal year ended November 30, 2016 on or before November 30, 2017. The notice indicated that the Company’s non-compliance with the Annual Meeting Requirement could serve as an additional basis for the delisting of the Company’s securities from The Nasdaq Capital Market and, as such, the Company should present its plan to evidence compliance with that requirement for review by the Nasdaq panel.

On December 4, 2017, the Company received written notice from the Listing Qualifications Department of Nasdaq indicating that the Company did not satisfy Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”) because the Company did not timely hold an annual meeting for the fiscal year ended November 30, 2016 on or before November 30, 2017. The notice indicated that the Company’s non-compliance with the Annual Meeting Requirement could serve as an additional basis for the delisting of the Company’s securities from The Nasdaq Capital Market and, as such, the Company should present its plan to evidence compliance with that requirement for review by the Nasdaq Hearings Panel (the “Panel”).

The Company timely requested a hearing and presented its plan to evidence compliance with the Minimum Public Holders Rule for the Panel’s consideration, subsequent to which the Panel granted the Company’s request for the continued listing of its securities on The Nasdaq Capital Market subject to the Company evidencing compliance with all applicable requirements for listing on Nasdaq by no later than February 19, 2018, including compliance with the applicable criteria for initial listing upon completion of the Company’s proposed business combination with Hightimes Holding Corp.

The Company plans to provide an update to the Panel regarding its plan to evidence compliance with the Annual Meeting Requirement.

The Company cannot provide assurances that its securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with the initial Business Combination, it is likely that Nasdaq will require the Company to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. The Company cannot assure that it will be able to meet those initial listing requirements at that time.

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2017, there are no preferred shares issued or outstanding.

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

At the December 2016 Meeting, March Meeting and September Meeting, shareholders holding 36,594, 1,123,568, and 343,806 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account, respectively (see Note 1). As a result, the Company has an aggregate of 2,055,355 Ordinary Shares outstanding as of November 30, 2017. Of these, an aggregate of 922,276 Ordinary Shares subject to possible conversion are classified as temporary equity in the accompanying Balance Sheet.

Note 8 - Merger Agreement

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORIGO ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Subsequent Events

Subsequent to November 30, 2017, the Company received an aggregate of approximately $88,120 of loan amount from both the new management and EBC under the form of promissory notes. The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. An aggregate of approximately $82,000 was deposited to the Trust Account subsequent to November 30, 2017.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of January 2018.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward J. Fred	Chief Executive Officer	January 30, 2018
Edward J. Fred	(Principal Executive Officer)

/s/ Jose M. Aldeanueva	Chief Financial Officer	January 30, 2018
Jose M. Aldeanueva	(Principal financial and accounting officer) and Secretary

/s/ Stephen B. Pudles	Director	January 30, 2018
Stephen B. Pudles

/s/ Jeffrey J. Gutovich	Director	January 30, 2018
Jeffrey J. Gutovich

/s/ Barry Rodgers	Director	January 30, 2018
Barry Rodgers