Form 10-K/A
period 2017-11-30
Origo Acquisition Corp
filed 2018-02-05
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of January 30, 2018, there were 2,055,355 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference

NONE.

EXPLANATORY NOTE

Origo Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended November 30, 2017 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2018, for the limited purposes of (i) including a reference in the Form 10-K to Part IV, Item 16, and (ii) to update the date of the Report of Independent Registered Public Accounting Firm appearing on page F-2 of the Form 10-K from “January 29, 2018” to “January 30, 2018”.

This Amendment does not amend or otherwise update any other information in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K, as well as with the Company’s other filings with the SEC.

PART IV

ITEM 16. FORM 10-K SUMMARY.

The Company opts out of providing this information.

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

January 30, 2018

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward J. Fred	Chief Executive Officer	February 5, 2018
Edward J. Fred	(Principal Executive Officer)

/s/ Jose M. Aldeanueva	Chief Financial Officer	February 5, 2018
Jose M. Aldeanueva	(Principal financial and accounting officer) and Secretary

/s/ Stephen B. Pudles	Director	February 5, 2018
Stephen B. Pudles

/s/ Jeffrey J. Gutovich	Director	February 5, 2018
Jeffrey J. Gutovich

/s/ Barry Rodgers	Director	February 5, 2018
Barry Rodgers