Form 10-Q
period 2018-02-28
Origo Acquisition Corp
filed 2018-04-13
CIK 1619551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 12, 2018, 2,948,830 Ordinary Shares, par value $0.0001 per share were issued and outstanding.

ORIGO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Origo Acquisition Corporation

Condensed Consolidated Balance Sheets

	February 28, 2018	November 30, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,412	$8,453
Prepaid expenses and other assets	7,258	8,963
Total current assets	10,670	17,416
Cash and marketable securities held in Trust Account	17,751,604	17,616,785
Total Assets	$17,762,274	$17,634,201

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$535,081	$332,294
Accounts payable - related party	7,715	7,715
Accrued interest - related party	87,335	87,335
Notes payable - related parties	2,443,010	2,310,830
Total Current Liabilities	3,073,141	2,738,174

Commitments
Ordinary shares subject to possible conversion, $.0001 par value; 896,311 and 922,276 shares at conversion value at February 28, 2018 and November 30, 2017, respectively	9,689,121	9,896,021

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at February 28, 2018 and November 30, 2017, respectively	—	—
Ordinary shares, $.0001 par value; 100,000,000 shares authorized; 2,081,320 and 2,055,355 shares issued and outstanding at February 28, 2018 and November 30, 2017, respectively (excluding 896,311 and 922,276 shares subject to conversion at February 28, 2018 and November 30, 2017, respectively)	208	205
Additional paid-in capital	6,930,299	6,723,403
Accumulated deficit	(1,930,495)	(1,723,602)
Total Shareholders' Equity	5,000,012	5,000,006
Total Liabilities and Shareholders' Equity	$17,762,274	$17,634,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Origo Acquisition Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended February 28,
	2018	2017
Operating costs	$257,575	$244,206
Loss from operations	(257,575)	(244,206)

Other income (expense):
Interest income	50,682	28,866
Interest expense	—	(87,335)
Total other income (expense)	50,682	(58,469)
Net loss	$(206,893)	$(302,675)

Basic and diluted net loss per ordinary share	$(0.10)	$(0.16)

Weighted average shares outstanding, basic and diluted (1)	2,055,644	1,948,480

(1) This number excludes an aggregate of up to 896,311 and 2,444,498 shares subject to conversion at February 28, 2018 and 2017, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Origo Acquisition Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended February 28,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(206,893)	$(302,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(50,682)	(28,866)
Changes in operating assets and liabilities:
Prepaid expenses	1,705	2,313
Accounts payable	202,787	4,112
Accrued interest - related party	—	87,335
Net cash used in operating activities	(53,083)	(237,781)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(123,123)	(310,900)
Interest released from Trust Account	38,985	19,001
Withdrawal from Trust Account upon redemption	—	380,622
Net cash (used in) provided by investing activities	(84,138)	88,723

Cash Flows from Financing Activities
Proceeds from note payable to related parties	132,180	445,000
Repayment of note payable to related parties	—	—
Redemption of ordinary shares	—	(380,622)
Net cash (used in) provided by financing activities	132,180	64,378

Net decrease in cash and cash equivalents	(5,041)	(84,680)

Cash and cash equivalents - beginning	8,453	97,261

Cash and cash equivalents - ending	$3,412	$12,581

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible conversion	$206,898	$302,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

All activity through February 28, 2018 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and a search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of approximately $42.85 million (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment, and the Private Placement Units, net of fees of approximately $1.84 million associated with the Initial Public Offering, inclusive of approximately $1.37 million of underwriting fees, was placed in a trust account (“Trust Account”) immediately after the sales and invested in U.S. government treasury bills. In connection with the Initial Extension, Second Extension, Third Extension, Fourth Extension as discussed below, an aggregate of approximately $10.76 million, $380,600, $11.8 million, and $3.7 million was removed from the Trust Account in June 2016, December 2016, March 2017, and September 2017, respectively, to fund conversions of ordinary shares. In addition, the Company’s management deposited an aggregate of approximately $682,000 in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation out of loans from the new management and EBC during the year ended November 30, 2017. During the three months ended February 28, 2018, the Company deposited an addition of approximately $123,000 to the Trust Account. In connection with the Fifth Extension in March 2018 as described below, an aggregate of approximately $312,000 was removed from the Trust Account to fund conversions of ordinary shares, and the Company has deposited an aggregate of $65,000 to the Trust Account subsequent to February 28, 2018  to increase the conversion amount per share in any subsequent Business Combination or liquidation.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

On December 12, 2016, the Company held its annual general meeting of shareholders (the “December Meeting”). At the December Meeting, the shareholders approved an amendment to extend the Liquidation Date from December 12, 2016 to March 12, 2017 (the “Second Extension”). At the meeting, shareholders holding 36,594 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $380,600 (or approximately $10.40 per share) was removed from the Trust Account in December 2016 to pay such shareholders. In connection with the Second Extension, the Company’s management provided a loan to the Company for an aggregate amount of $320,000, of which an aggregate of approximately $311,000, or $0.10 for each Public Share that was not converted, was deposited in the Trust Account to increase the conversion amount per share in any subsequent Business Combination or liquidation to approximately $10.50 per share.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

On March 12, 2018, the Company held another extraordinary general meeting of shareholders (the “March 2018 Meeting”) and requested shareholders’ approval to extend the Liquidation Date from March 12, 2018 to June 12, 2018 (the “Fifth Extension”). Under Cayman Islands law, all amendments to the Charter take effect upon their approvals. Accordingly, the Company has until June 12, 2018 to consummate an initial Business Combination. At the March 2018 Meeting, shareholders holding 28,801 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $312,000 (or approximately $10.80 per share) was removed from the Trust Account subsequently to pay such shareholders. In connection with the Fifth Extension, the Company’s management agreed to provide a loan to the Company for $0.04 for each Public Share that was not converted for each calendar month (commencing on March 12, 2018 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through June 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation will be approximately $10.92 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

During the three months ended February 28, 2018, the Company issued promissory notes to the new management and EBC for an aggregate of $70,590 and $61,590, respectively, and deposited approximately $123,000 into the Trust Account. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

If the Company has not completed a Business Combination by June 12, 2018, pursuant to the amended Charter, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. If the Company is required to liquidate, Public Shareholders are entitled to share ratably in the Trust Account, including any interest, and any net assets remaining available for distribution to them after payment of liabilities. The Initial Shareholders have agreed to waive their rights to share in any distribution with respect to their Initial Shares.

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

On July 24, 2017, the Company entered into a merger agreement, which was later amended on September 27, 2017 and February 28, 2018 (the “HTH Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly - owned subsidiary of Origo (“Merger Sub”). Pursuant to the HTH Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the HTH Merger Agreement (the “Closing”), the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). Upon the consummation of the Merger, the Company will cease to exist and the holders of the Company’s equity securities and warrants, options and rights to acquire or convert into the Company’s equity securities will convert into the successor’s equity securities and warrants, options and rights to acquire or convert into the successor’s equity securities (see Note 8). The Company’s board of directors has approved the HTH Merger Agreement.

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2018, the Company had approximately $3,000 in cash and cash equivalents, approximately $18,000 in interest income available to the Company for working capital purposes from the Company's investments in the Trust account, and a working capital deficit of approximately $3.1 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or June 12, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2017, filed with Securities and Exchange Commission on February 5, 2018.

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

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the net proceeds of the Initial Public Offering, net of amounts removed from the Trust Account for conversions (see Note 1) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 28, 2018, cash and marketable securities, which are classified as trading securities, held in the Trust Account consisted solely of funds held in U.S. Treasury Bills.

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 28, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 896,311 and 2,444,498 Ordinary Shares subject to possible conversion at February 28, 2018 and 2017, respectively, have been excluded from the calculation of basic loss per Ordinary Share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the earnings in the Trust Account. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,243,000 Ordinary Shares of the Company, (ii) rights to acquire 448,600 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 40,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Loans from Related Party

Convertible Notes

As of February 28, 2018 and November 30, 2017, the Company had an aggregate of $325,000 in convertible promissory notes to Fortress outstanding. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. The holder has agreed to convert the principal balance of $325,000 in convertible promissory notes into 32,500 Units at a price of $10.00 per Unit upon consummation of a Business Combination. The terms of the units into which the convertible promissory note will convert will be identical to the Private Placement Units.

As of November 30, 2016, the Company had an aggregate of $967,665 in convertible promissory notes to the new management outstanding. In December 2016 and January 2017, the new management loaned the Company an addition of $320,000 and $125,000, respectively, and amended the note in December 2016 and January 2017, pursuant to which: (i) the principal balance of the note was increased to $1,412,665, and (ii) the note will accrue interest, retroactively from its date of issuance in June 2016, at a rate of 13% per annum up to a maximum of $87,335 in interest, which interest will be payable on the due date for payment of the principal of the Note. As of February 28, 2018, the amount of accrued interest that was owed under the Note was $87,335.

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Notes Payable

As of February 28, 2018 and November 30, 2017, the Company had an aggregate of $361,590 and $211,575 outstanding in notes payable from the management and EBC, respectively.

During the three months ended February 28, 2018, the new management and EBC loaned the Company an aggregate of $70,590 and $61,590, respectively (totaling $132,180). The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

If a Business Combination is not consummated, the convertible notes and notes payable owed to Fortress, the new management and EBC will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven, except to the extent that the Company had funds available to it outside of the Trust Account.

Note 6 - Commitments and Contingencies

Underwriting Agreement

On December 12, 2014, the Company entered into an agreement with EBC (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the underwriter will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable). The Company is not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2018.

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

As of February 28, 2018, the aggregate amount deferred for the legal firm and the consultant was approximately $1.5 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2018.

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

On August 23, 2017, the Company received a written notice from Nasdaq stating that the Company had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless the Company requests an appeal of Nasdaq’s determination, trading of the Company’s securities will be suspended at the open of business on September 1, 2017 and Nasdaq will file a Form 25 to remove the Company’s securities from listing and registration on Nasdaq. As permitted under Nasdaq rules, the Company appealed the delisting determination.

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

On February 20, 2018, the Company received written notice from Nasdaq indicating that the Panel determined to delist the Company’s securities and as a result, trading of the Company’s securities on Nasdaq was suspended effective with the open of business on Thursday, February 22, 2018, due to the Company’s non-compliance with certain requirements for continued listing on The Nasdaq Capital Market and the Company’s failure to complete its proposed Business Combination with HTH and evidence compliance with all applicable requirements for initial listing on Nasdaq on or before February 19, 2018, which was the deadline previously set by the Panel.

On March 27, 2018, the Company received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule IM-5101-2, since the Company had not consummated its initial business combination within 36 months of the effectiveness of its IPO registration statement, which occurred on December 12, 2014. The notice indicated that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq and that this matter will therefore be considered by the Listing Council in connection with the Company’s appeal. The Company intends to address this matter in its appeal.

On April 6, 2018, the Company received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5250(f) since the Company has not yet paid $42,000 in annual listing fees due to Nasdaq. The notice indicated that the Company will be subject to delisting proceedings if it does not pay the outstanding balance in full. The notice also indicated that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq and that this matter will therefore be considered by the Listing Council in connection with the Company’s appeal. The Company subsequently received an extension from Nasdaq pursuant to which it has until April 20, 2018 to pay the outstanding balance, which the Company expects to pay in a timely manner.

The Company subsequently requested a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Listing Council”), which request resulted in a stay of any formal delisting action by Nasdaq at least pending the ultimate outcome of the Listing Council’s review and the expiration of all relevant review and appeal periods. The Company intends to continue to take such action as necessary to maintain its Nasdaq listing (notwithstanding any suspension of trading on Nasdaq) and to obtain approval for the listing of the combined entity on Nasdaq upon the consummation of the proposed business combination by and between the Company and Hightimes. In that regard, at an extraordinary general meeting of shareholders held on March 12, 2018, the Company’s shareholders approved extending the date by which the Company must consummate its initial business combination through June 12, 2018. Given the Nasdaq trading suspension, trading in the Company’s securities under the current trading symbols (OACQF, OAQCF and OACCF) is taking place in the over-the-counter, OTC Markets system.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 28, 2018, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 Ordinary Shares with a par value of $0.0001 per share.

Throughout the meetings in connection with the First, Second, Third and Fourth Extension in 2016 and 2017, shareholders holding 2,558,369 Public Shares exercised their right to convert such Public Shares into a pro rata portion of the Trust Account (see Note 1). As a result, the Company has an aggregate of 2,977,631 Ordinary Shares outstanding as of February 28, 2018 and November 30, 2017. Of these, an aggregate of 896,311 and 922,276 Ordinary Shares subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet as of February 28, 2018 and November 30, 2017, respectively.

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Origo Acquisition Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

February 28, 2018

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

Note 9 - Subsequent Events

Subsequent to February 28, 2018, the new management and HTH agreed to loan the Company an aggregate of $100,000 and $32,000, respectively, of which an aggregate proceeds of $93,000 was already received. The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. The Company then deposited an aggregate of $65,000 into the Trust Account from the proceeds from these loans and amounts held outside the Trust Account. The remaining amounts in the amount of $34,000 of the proceeds received from the loans were deposited into the operating account and have not been transferred to the Trust Account as of the date of this filing.

On March 12, 2018, the Company held another extraordinary general meeting of shareholders at which the shareholders approved an extension of the Liquidation Date from March 12, 2018 to June 12, 2018. Under Cayman Islands law, all amendments to the Charter take effect upon their approvals. Accordingly, the Company has until June 12, 2018 to consummate an initial Business Combination. At the March 2018 Meeting, shareholders holding 28,801 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $312,000 (or approximately $10.80 per share) was removed from the Trust Account subsequently to pay such shareholders. In connection with the Fifth Extension, the Company’s management agreed to provide a loan to the Company for $0.04 for each Public Share that was not converted for each calendar month (commencing on March 12, 2018 and on the 12th day of each subsequent month), or portion thereof, to be deposited in the Company’s Trust Account. If the Company takes the full time through June 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or the Company’s subsequent liquidation will be approximately $10.92 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

On April 6, 2018, the Company received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5250(f) since the Company has not yet paid $42,000 in annual listing fees due to Nasdaq. The notice indicated that the Company will be subject to delisting proceedings if it does not pay the outstanding balance in full. The notice also indicated that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq and that this matter will therefore be considered by the Listing Council in connection with the Company’s appeal. The Company subsequently received an extension from Nasdaq pursuant to which it has until April 20, 2018 to pay the outstanding balance, which the Company expects to pay in a timely manner.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Origo Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On March 12, 2018, we held another extraordinary general meeting of shareholders (the “March 2018 Meeting”) and requested shareholders’ approval to extend the Liquidation Date from March 12, 2018 to June 12, 2018 (the “Fifth Extension”). Under Cayman Islands law, all amendments to the Charter take effect upon their approvals. Accordingly, we have until June 12, 2018 to consummate an initial Business Combination. At the March 2018 Meeting, shareholders holding 28,801 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $312,000 (or approximately $10.80 per share) was removed from the Trust Account subsequently to pay such shareholders. In connection with the Fifth Extension, our management agreed to provide a loan to us for $0.04 for each Public Share that was not converted for each calendar month (commencing on March 12, 2018 and on the 12th day of each subsequent month), or portion thereof, to be deposited in our Trust Account. If we take the full time through June 12, 2018 to complete the initial Business Combination, the conversion amount per share at the meeting for such Business Combination or our subsequent liquidation will be approximately $10.92 per share. The loan will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination.

During the three months ended February 28, 2018, we issued promissory notes to our management and EBC for an aggregate of $70,590 and $61,590, respectively, and deposited approximately $123,000 into the Trust Account. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

On July 24, 2017, we entered into a merger agreement, which was later amended on September 27, 2017 and February 28, 2018 (“Amended Merger Agreement”), with Hightimes Holding Corp., a Delaware corporation (“HTH”), HTHC Merger Sub, Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of Origo (“Merger Sub”). Pursuant to the terms of the Amended Merger Agreement, the Merger Sub will merge with and into HTH, with HTH continuing as the surviving entity (the “Merger”) and all holders of HTH equity securities and warrants, options and rights to acquire or securities that convert into HTH equity securities (collectively, “HTH Securities”) will convert into Origo common shares and, with respect to options, options to acquire Origo common shares. More specifically at the effective time of the Merger (the “Effective Time”):

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

For the three months ended February 28, 2018, we had net losses of approximately $207,000, which consisted of operating expenses of approximately $258,000, offset by interest income from our Trust Account of approximately $51,000.

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

As of February 28, 2018 and November 30, 2017, we had an aggregate of $361,590 and $211,575 outstanding in notes payable from the Current Management and EBC, respectively. During the three months ended February 28, 2018, the Current management and EBC loaned us an aggregate of $70,590 and $61,590, respectively. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination. This additional funding was used for working capital and to maintain the requirements of the Trust Account. An aggregate amount of approximately $123,000 was deposited in the Trust Account during the three months ended February 28, 2018. In exchange for the additional funding, we issued new promissory notes. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Subsequent to February 28, 2018, the Current Management and HTH loaned us an aggregate of $100,000 and $32,000, respectively, of which an aggregate proceeds of $93,000 was already received The loans are unsecured, non-interest bearing and are due upon consummation of a Business Combination. We then deposited an aggregate of $65,000 to the Trust Account from the proceeds from these loans and amounts held outside the Trust Account.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2018, we had approximately $3,000 in cash and cash equivalents, approximately $18,000 in interest income available to us for working capital purposes of from our investments in the Trust account, and a working deficit of approximately $3.1 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital or to consummate the initial business combination may not be successful.  Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or June 12, 2018. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Commitments

Underwriting Agreement

On December 12, 2014, we entered into an agreement with EBC ("Underwriting Agreement"). The Underwriting Agreement required us to pay an underwriting discount of 3.25% of the gross proceeds of the Initial Public Offering as an underwriting discount. We have further engaged EBC to assist us with our initial business combination. Pursuant to this arrangement, we anticipate that the underwriter will assist us in holding meetings with shareholders to discuss the potential business combination and the target business' attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We agreed to pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering (or $1.68 million) for such services upon the consummation of its initial business combination (exclusive of any applicable finders' fees which might become payable). We are not obligated to pay the 4% fee if no business combination is consummated. The 4% fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2018.

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

As of February 28, 2018, the aggregate amount deferred for the legal firm and the consultant was approximately $1.5 million. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of February 28, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2018, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended February 28, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 On August 23, 2017, we received a written notice from Nasdaq stating that we had not regained compliance with the Minimum Public Holders Rule for continued listing on Nasdaq. The notice further stated that, unless we request an appeal of Nasdaq’s determination, trading of our securities will be suspended at the open of business on September 1, 2017 and Nasdaq will file a Form 25 to remove our securities from listing and registration on Nasdaq.

On December 4, 2017, we received written notice from the Listing Qualifications Department of Nasdaq indicating that the Company did not satisfy Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”) because the Company did not timely hold an annual meeting for the fiscal year ended November 30, 2016 on or before November 30, 2017. The notice indicated that the Company’s non-compliance with the Annual Meeting Requirement could serve as an additional basis for the delisting of the Company’s securities from The Nasdaq Capital Market and, as such, the Company should present its plan to evidence compliance with that requirement for review by the Nasdaq Hearings Panel (the “Panel”).

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

On February 20, 2018, the Company received written notice from Nasdaq indicating that the Panel determined to delist the Company’s securities and as a result, trading of the Company’s securities on Nasdaq was suspended effective with the open of business on Thursday, February 22, 2018, due to the Company’s non-compliance with certain requirements for continued listing on The Nasdaq Capital Market and the Company’s failure to complete its proposed Business Combination with HTH and evidence compliance with all applicable requirements for initial listing on Nasdaq on or before February 19, 2018, which was the deadline previously set by the Panel.

On March 27, 2018, we received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule IM-5101-2, since the Company had not consummated its initial business combination within 36 months of the effectiveness of its IPO registration statement, which occurred on December 12, 2014. The notice indicated that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq and that this matter will therefore be considered by the Listing Council in connection with the Company’s appeal. The Company intends to address this matter in its appeal.

On April 6, 2018, the Company received written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5250(f) since the Company has not yet paid $42,000 in annual listing fees due to Nasdaq. The notice indicated that the Company will be subject to delisting proceedings if it does not pay the outstanding balance in full. The notice also indicated that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq and that this matter will therefore be considered by the Listing Council in connection with the Company’s appeal. The Company subsequently received an extension from Nasdaq pursuant to which it has until April 20, 2018 to pay the outstanding balance, which the Company expects to pay in a timely manner.

The Company subsequently requested a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Listing Council”), which request resulted in a stay of any formal delisting action by Nasdaq at least pending the ultimate outcome of the Listing Council’s review and the expiration of all relevant review and appeal periods. The Company intends to continue to take such action as necessary to maintain its Nasdaq listing (notwithstanding any suspension of trading on Nasdaq) and to obtain approval for the listing of the combined entity on Nasdaq upon the consummation of the proposed business combination by and between the Company and Hightimes. In that regard, at an extraordinary general meeting of shareholders held on March 12, 2018, the Company’s shareholders approved extending the date by which the Company must consummate its initial business combination through June 12, 2018. Given the Nasdaq trading suspension, trading in the Company’s securities under the current trading symbols (OACQF, OAQCF and OACCF) is taking place in the over-the-counter, OTC Markets system.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2018.

ORIGO ACQUISITION CORPORATION

By:	/s/ Edward J. Fred
Edward J. Fred
Chief Executive Officer